Form 10-Q
period 1995-03-31
AUBURN BANCORP
filed 1995-05-12
CIK 707364

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 1995
                                         --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ------------------  -------------------

For Quarter Ended    March 31, 1995      Commission file number     0-17719
                  --------------------                          ---------------
                                 AUBURN BANCORP
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                          94-2827787
        ------------------------------      ------------------------------
       (State or other jurisdiction of     (IRS Employer Identification No.)
         incorporation or organization)

                   540 WALL STREET, AUBURN, CALIFORNIA   95603
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)     (916) 888-8405
                                                           --------------------

 ------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_. No___.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___. No___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Issued and outstanding 1,041,776 shares at March 31, 1995.

                         AUBURN BANCORP AND SUBSIDIARY

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Following are the financial statements of Auburn Bancorp and subsidiary as of and for the three month periods ended March 31, 1995 and 1994. The financial statements are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations of Auburn Bancorp and subsidiary.

                         AUBURN BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                       March 31,   December 31,
                                                         1995         1994
                                                    ------------   ------------
ASSETS

Cash and Due from Banks ........................    $  6,487,022   $  5,404,454
Federal Funds Sold .............................       4,600,000      6,200,000
Loans Held for Sale ............................       4,037,935      2,173,423
Investment Securities (Note 2) .................       6,629,500      6,529,500
Loans, Less Allowance for Loan Losses of
  $741,042 at March 31, 1995 and $741,323
  at December 31, 1994 (Note 3) ................      44,000,769     42,846,549
Bank Premises and Equipment, Net ...............       3,335,151      3,409,874
Goodwill and Other Intangibles .................         506,979        524,479
Accrued Interest Receivable and
  Other Assets .................................       2,497,968      2,339,272
                                                    ------------   ------------
                                                    $ 72,095,324   $ 69,427,551
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-Interest Bearing .........................    $ 12,982,427   $ 13,816,423
  Interest Bearing .............................      50,737,293     47,253,089
                                                    ------------   ------------
         Total Deposits ........................      63,719,720     61,069,512

Long-Term Debt .................................         579,542        586,893
Accrued Interest Payable and
  Other Liabilities ............................         423,134        296,000
                                                    ------------   ------------
         Total Liabilities .....................      64,722,396     61,952,405
                                                    ------------   ------------

Commitments (Note 4)

Stockholders' Equity:
Preferred stock - no par value;
  10,000,000 shares authorized;
  none issued
Common stock - no par value;
  10,000,000 shares authorized;
  1,041,776 shares and 1,041,053
  shares issued and outstanding
  in 1995 and 1994, respectively ...............       5,528,818      5,525,420
Retained Earnings ..............................       1,897,588      2,064,511
Unrealized Loss on
  Available-for-Sale Investment
  Securities, Net of Taxes (Note 2) ............         (53,478)      (114,785)
                                                    ------------   ------------

       Total Stockholders' Equity ..............       7,372,928      7,475,146
                                                    ------------   ------------
                                                    $ 72,095,324   $ 69,427,551
                                                    ============   ============

                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                            Quarter Ended
                                                               March 31,
                                                   ----------------------------
                                                         1995             1994
                                                   ------------    ------------
Interest Income:
  Interest and Fees on Loans .................     $  1,176,293    $    801,403
  Interest on Investment Securities ..........          108,621          64,570
  Interest on Federal Funds Sold .............           47,855          46,236
  Interest on Loans Held for Sale ............          105,447          66,748
                                                   ------------    ------------
      Total Interest Income ..................        1,438,216         978,957
                                                   ------------    ------------

Interest Expense:
  Interest on Deposits .......................          360,246         226,639
  Interest on Long-Term Debt .................           12,420          13,017
                                                   ------------    ------------
      Total Interest Expense .................          372,666         239,656
                                                   ------------    ------------

      Net Interest Income ....................        1,065,550         739,301
Provision for Loan Losses (Note 3) ...........                0               0
                                                   ------------    ------------
      Net Interest Income After
        Provision for Loan Losses ............        1,065,550         739,301
                                                   ------------    ------------
Non-Interest Income:
  Service Charges ...............................       160,859         124,711
  Gain on Sale of Loans .........................       119,285         273,876
  Gain on Sale of Investment Securities .........                       173,444
  Other .........................................        17,999           3,414
                                                   ------------    ------------
    Total Non-Interest Income ...................       298,143         575,445
                                                   ------------    ------------

Other Expenses:
  Salaries and Employee Benefits (Note 6) ........      594,435         494,914
  Occupancy Expense ..............................       62,633          60,093
  Equipment ......................................      109,842          85,776
  Other ..........................................      330,790         305,207
                                                   ------------    ------------
      Total Other Expenses .......................    1,097,700         945,990
                                                   ------------    ------------

      Income Before Income Taxes .................      265,993         368,756

Income Taxes .....................................      120,600         157,500
                                                   ------------    ------------

      Net Income ................................. $    145,393    $    211,256
                                                   ============    ============

Earnings Per Share ............................... $        .14    $        .20
                                                   ============    ============

Weighted Average Number of Shares Outstanding ....    1,066,297       1,065,844
                                                   ============    ============

                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                       Three Months Ended March 31, 1995
                        and Year Ended December 31, 1994


                                                                            Unrealized
                                                                              Loss on
                                                                            Available-
                                                                             for-Sale
                                    Common Stock             Retained       Investment
                                Shares        Amount         Earnings       Securities         Total
                           ------------    ------------    ------------    ------------    ------------
Balance,
  January 1, 1994             1,041,053    $  5,525,420    $  1,537,345                    $  7,062,765

Cash Dividend
  $.28 per share                                               (291,495)                       (291,495)

Net Income                                                      818,661                         818,661

Unrealized Loss on
  Available-for-Sale
  Investment Securities,
  Net of Taxes                                                             $   (114,785)       (114,785)
                           ------------    ------------    ------------    ------------    ------------

  Balance,
    December 31, 1994         1,041,053       5,525,420       2,064,511        (114,785)      7,475,146

Cash Dividend
  $.30 per share                                               (312,316)                       (312,316)

Net income                                                      145,393                         145,393

Issuance of
  Common Stock Under
  Stock Option Plan and
  Related Tax Benefit               723           3,398                                           3,398

Net Decrease in
  Unrealized Loss on
  Available-for-Sale
  Investment Securi-
  ties, Net of Taxes                                                             61,307          61,307
                           ------------    ------------    ------------    ------------    ------------

  Balance,
    March 31, 1995            1,041,776    $  5,528,818    $  1,897,588    $    (53,478)   $  7,372,928
                           ============    ============    ============    ============    ============

                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               Three Month Periods Ended March 31, 1995 and 1994
                                  (Unaudited)

                                                         1995           1994
                                                    ------------   ------------

Cash Flows from Operating Activities:

  Net Income .....................................  $    145,393   $    211,256
  Adjustments to Reconcile Net
    Income to Net Cash (Used in)
    Operating Activities:
      Depreciation and Amortization ..............       114,794         96,018
      Decrease in Deferred Loan
        Origination Fees and Costs, Net ..........       (23,054)       (10,333)
      Net Increase in Unamortized Discount on
        Retained Portion of Sold Loans ...........         1,304         93,507
      Net Increase in the Present Value of
        Future Servicing Income ..................        (7,533)       (57,463)
      Gain on Sale of Available-for-Sale
        Investment Securities ....................                     (173,444)
      Gain on Sale of Assets, Net ................                         (998)
      Net Increase in Loans Held for Sale ........    (1,864,512)    (3,419,004)
      Decrease (Increase) in Interest
        Receivable and Other Assets ..............            32        (14,545)
      Increase in Interest Payable and
        Other Liabilities ........................       137,677        111,095
                                                    ------------   ------------

        Net Cash Used in
          Operating Activities ...................    (1,495,899)    (3,163,911)
                                                    ------------   ------------




Cash Flows From Investing Activities:

  Net (Increase) Decrease in Loans ...............    (1,336,082)       501,187
  Proceeds from Sale of Assets ...................                        1,000
  Additions to Bank Premises and
    Equipment ....................................       (19,390)       (78,401)
  Proceeds from Sale of Available-
    for-Sale Investment Securities ...............                    2,204,400
                                                    ------------   ------------
        Net Cash (Used in) Provided
          by Investing Activities ................    (1,355,472)     2,628,186
                                                    ------------   ------------



                                  (Continued)

                         AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

               Three Month Periods Ended March 31, 1995 and 1994
                                  (Unaudited)

                                                        1995           1994
                                                    ------------   ------------
Cash Flows from Financing Activities:

  Net (Decrease) Increase in Demand,
    Interest Bearing and Savings Deposits ....      $   (514,086)  $  5,177,325
  Net Increase (Decrease) in Time Deposits ...         3,164,294        (36,412)
  Principal Payments on Long-Term Debt .......            (7,351)        (6,754)
  Proceeds from Exercise of Stock Options ....             3,398
  Payments of Cash Dividends .................          (312,316)      (291,495)
                                                    ------------   ------------

    Net Cash Provided by
      Financing Activities ...................         2,333,939      4,842,664
                                                    ------------   ------------

   (Decrease) Increase in Cash
      and Cash Equivalents ...................          (517,432)     4,306,939

Cash and Cash Equivalents at Beginning
  of Year ....................................        11,604,454     10,888,597
                                                    ------------   ------------

Cash and Cash Equivalents at End of Period ...      $ 11,087,022   $ 15,195,536
                                                    ============   ============


Supplemental Disclosure of Cash
  Flow Information:

  Cash paid during the period for:
    Interest Expense .........................      $    275,814   $    229,770
    Income Taxes .............................      $     62,045   $     22,279

Non-Cash Investing Activities:

  Real Estate Acquired through
    Foreclosure ..............................      $    203,611
  Unrealized (Loss) Gain on Available-
    for-Sale Investment Securities ...........      $    (92,203)  $     40,820


                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     Auburn Bancorp (the Company) was incorporated on December 31, 1981 and obtained approval of the Board of Governors of the Federal Reserve System to be a bank holding company. The Company received approval from the Comptroller of the Currency on August 10, 1982 to organize Auburn Bank of Commerce, N.A., which opened for business on February 7, 1983. The name of the subsidiary was changed to The Bank of Commerce, N.A. (the Bank) during 1988.

     The accounting and reporting policies of the Company and its subsidiary conform with generally accepted accounting principles and prevailing practices within the banking industry.

     Certain reclassifications have been made to prior years' balances to conform to classifications used in 1995.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and subsidiary, which is wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

     LOANS HELD FOR SALE

     Loans held for sale consist of mortgage and Small  Business  Administration
     (SBA) guaranteed loans and are carried at the lower of cost or market value. Loans held for sale subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. Unrealized gains or losses on loans held for sale are included in other expense. Realized gains or losses are determined on the specific identification method and are reflected in non-interest income or expense.

     INVESTMENT SECURITIES

     The Company adopted Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities on January 1, 1994. SFAS 115 requires that investments be classified into one of the three following categories:

        * Trading securities which are reported at fair value, with unrealized gains and losses included in earnings. Trading securities are bought and held principally for the purpose of selling within a short period of time.

        * Available-for-sale securities which are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholders' equity.

        * Held-to-maturity securities which are reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INVESTMENT SECURITIES (Continued)

     Management determines the appropriate classification of its investments at the time of purchase and accounts for the transfer of a security from available-forsale to held-to-maturity at fair value.

     Gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

     LOANS

     Loans are stated at principal balances outstanding, except for loans transferred from the loans held for sale account which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to eliminate such doubt. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

     Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

     The Company adopted SFAS 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures as of January 1, 1995. These Statements require that impaired loans be measured based on present value of expected future cash flows or, as a practicable matter, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent.

     SALES AND SERVICING OF SBA LOANS

     Included in loans held for sale are loans which are 70% to 90% guaranteed by the Small Business Administration (SBA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. In addition, the Bank receives a fee to service the loan represented by the difference between the rate paid by the borrower to the Bank and the rate paid by the

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     SALES AND SERVICING OF SBA LOANS (Continued)

     Bank to the purchaser. Any excess of this fee over the normal cost of servicing the loan is recorded as additional gain (excess servicing fees).

     The Bank's investment in an SBA loan is allocated between the retained portion of the loan, the excess servicing fee, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The excess servicing fee is included in accrued interest receivable and other assets in the financial statements and is amortized over the estimated life of the related loan. Significant future prepayments of these loans will result in the recognition of additional amortization of related excess servicing fees.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained to provide for losses that can be expected to occur in the normal course of business. The allowance is based on the character of the loan portfolio, management's analysis of the portfolio, and business and economic conditions in the Bank's service area. The allowance is established through a provision for loan losses which is charged to expense.

     OTHER REAL ESTATE

     Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Company's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequent gains or losses on sales or writedowns are recorded in other income or expense as incurred. In the financial statements, other real estate is included in accrued interest receivable and other assets.

     BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are carried at cost, including interest costs for the construction of Bank premises. No interest costs were capitalized in 1995 or 1994. Depreciation is determined using the straight-line method over the useful lives of the related assets. The useful lives of Bank premises are estimated to be twenty to forty years. The useful lives of the improvements to Bank premises, furniture and equipment are estimated to be two to ten years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES

     The Company accounts for income taxes using an asset and liabilities approach. Under this approach, deferred tax assets and liability are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

     CASH EQUIVALENTS

     For the purpose of the statement of cash flows, the Company considers cash and due from banks and Federal funds sold to be cash equivalents. Generally, Federal funds are sold for one day periods.

     EARNINGS PER SHARE

     Earnings per share are calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The dilutive effect of stock options outstanding from the application of the treasury stock method has been considered in the computation of common stock equivalents.

     LOANS SERVICED FOR OTHERS

     Loans with unpaid balances of approximately $48,192,200 and $47,644,400 were being serviced for others at March 31, 1995 and December 31, 1994, respectively.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

2.   INVESTMENT SECURITIES

     The amortized cost and market value of investment securities at March 31, 1995 and December 31, 1994 consisted of the following:

     AVAILABLE-FOR-SALE:


                                                     1995
                            ---------------------------------------------------
                                             Gross        Gross      Estimated
                             Amortized    Unrealized   Unrealized     Market
                                Cost         Gains       Losses        Value
                            ------------ ------------ ------------ ------------
     U.S. Government
       agencies             $  3,499,906              $    (46,906)$  3,453,000

     Obligations of states
       and political sub-
       divisions               3,081,280 $      2,240      (47,520)   3,036,000
                            ------------ ------------ ------------ ------------

                            $  6,581,186 $      2,240 $    (94,426)$  6,489,000
                            ============ ============ ============ ============




     HELD-TO-MATURITY:


                                                     1995
                            ---------------------------------------------------
                                             Gross        Gross      Estimated
                             Amortized    Unrealized   Unrealized     Market
                                Cost         Gains       Losses        Value
                            ------------ ------------ ------------ ------------

     Federal Reserve Bank
       stock                $    140,500 $    -       $     -      $    140,500
                            ============ ============ ============ ============


     Net unrealized losses on available-for-sale securities in the amount of $92,186 were recorded net of $38,708 in taxes as a separate component of stockholders' equity. There were no sales of investment securities in 1995.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

2.   INVESTMENT SECURITIES (Continued)


     AVAILABLE-FOR-SALE:


                                                     1994
                            ---------------------------------------------------
                                             Gross        Gross      Estimated
                             Amortized    Unrealized   Unrealized     Market
                                Cost         Gains       Losses        Value
                            ------------ ------------ ------------ ------------
     U.S. Government
       agencies             $  3,499,922              $    (89,922)$  3,410,000

     Obligations of states
       and political sub-
       divisions               3,084,443 $        460     (105,903)   2,979,000
                            ------------ ------------ ------------ ------------

                            $  6,584,365 $        460 $   (195,825)$  6,389,000
                            ============ ============ ============ ============

     HELD-TO-MATURITY:


                                                     1994
                            ---------------------------------------------------
                                             Gross        Gross      Estimated
                             Amortized    Unrealized   Unrealized     Market
                                Cost         Gains       Losses        Value
                            ------------ ------------ ------------ ------------

     Federal Reserve Bank
       stock                $    140,500 $    -       $     -      $    140,500
                            ============ ============ ============ ============

     Net unrealized losses on available-for-sale investment securities totaling $195,365 were recorded net of $80,580 in tax benefits as a separate component of stockholders' equity. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 1994 totaled $2,204,400 and $173,444, respectively.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

2.   INVESTMENT SECURITIES (Continued)

     The amortized cost and estimated market value of debt securities at March 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.



                                              March 31, 1995
                            ---------------------------------------------------
                                Available-for-Sale         Held-to-Maturity
                            ------------------------- -------------------------
                                           Estimated                 Estimated
                             Amortized      Market     Amortized      Market
                                Cost         Value        Cost         Value
                            ------------ ------------ ------------ ------------
     Due in one year
       or less              $    500,000 $    502,000

     Due after one
       year through
       five years              4,499,906    4,446,000

     Due after five
       years through
       ten years               1,581,280    1,541,000

     Federal Reserve Bank
       stock                                          $    140,500 $    140,500
                            ------------ ------------ ------------ ------------
                            $  6,581,186 $  6,489,000 $    140,500 $    140,500
                            ============ ============ ============ ============

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

3.   LOANS

     Outstanding loans at March 31, 1995 and December 31, 1994 are summarized below:

                                                       March 31,   December 31,
                                                         1995         1994
                                                    ------------   ------------
     Commercial.................................    $  7,387,067   $  6,857,703
     Real estate - mortgage.....................      32,193,831     31,795,561
     Real estate - construction.................       2,753,075      2,871,406
     Installment................................       2,513,547      2,191,965
                                                    -------------  ------------
                                                      44,847,520     43,716,635
     Deferred loan fees.........................        (105,709)      (128,763)
     Allowance for loan losses..................        (741,042)      (741,323)
                                                    -------------  ------------
                                                    $ 44,000,769   $ 42,846,549
                                                    ============   ============

     Changes in the allowance for loan losses were as follows:


                                      Three Months Ended March 31, December 31,
                                      --------------------------- -------------
                                           1995          1994          1994
                                      ------------- ------------- -------------
     Balance, beginning of
       year                           $     741,323 $     792,514 $     792,514
     Provision charged to
       operations
     Losses charged to
       allowance                             (1,479)                    (79,143)
     Recoveries                               1,198           500        27,952
                                      ------------- ------------- -------------

          Balance, end of
              period                  $     741,042 $     793,014 $     741,323
                                      ============= ============= =============


     During the first quarter of 1995, the Bank held one loan totaling $465,300 which was considered to be impaired under SFAS 114. The related allowance for credit losses for this loan is $71,800. For the quarter ended March 31, 1995, the Bank did not recognize any interest income on impaired loans.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)
                                  (Continued)

4.   COMMITMENTS

     At March 31, 1995 and December 31, 1994, the Bank had outstanding loan commitments and letters of credit totaling $6,419,429 and $5,892,284, respectively.

5.   RELATED PARTY TRANSACTIONS

     During the normal course of business, the Bank enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. Aggregate related party borrowings totaled $1,182,541 and $1,218,857 at March 31, 1995 and December 31, 1994, respectively.

6.   PROFIT SHARING PLAN

     Effective January 1, 1987, the Bank adopted The Bank of Commerce, N.A., 401(k) Profit Sharing Plan and Trust. The Plan is available to employees meeting certain service requirements. The Bank's contribution to the Plan is discretionary and is allocated in the same ratio as each participant's compensation bears to total compensation of all participants. Contributions to the profit sharing plan for the three months ended March 31, 1995 and 1994 totaled $19,000 each period.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended March 31, 1995

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

Total assets increased by 3.9% to $72.1 million at March 31, 1995, from $69.4 million at December 31, 1994. Total deposits increased by 4.3% to $63.7 million at March 31, 1995 from $61.1 million at December 31, 1994. This increase in deposits, which provides the major source of funds for the Bank, resulted in the corresponding increase in total assets. The increase in deposits was primarily in Certificates of Deposit. Within total assets, the funds from these increased deposits were invested in portfolio loans and loans held for sale.

Net loans totaled $44.0 million at March 31, 1995, representing a 69% loan to deposit ratio, compared to net loans of $42.8 million at December 31, 1994, representing a 70% loan to deposit ratio. Loans are expected to grow during the remainder of 1995. In Management's opinion, the allowance for loan losses, totaling $741,042 at March 31, 1995, adequately provides for possible loan losses. This allowance represents 1.7% of gross loans outstanding at the end of the first quarter.

The Company declared a cash dividend of $.30 per share on January 18, 1995, which was paid on February 28, 1995 to shareholders of record on February 10, 1995.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following capital levels for determining that a bank meets the highest capital standards and is determined to be a "well capitalized" institution:

                                       March 31,    March 31,   December 31,
                                         1995         1994          1994
                                     ------------ ------------  ------------

Total Risk-Based Capital Ratio
  Regulatory Requirement                   10.0%       10.0%        10.0%
  Bank Ratio                               12.8%       13.7%        13.4%
Tier 1 Risk-Based Capital Ratio
  Regulatory Requirement                    6.0%        6.0%         6.0%
  Bank Ratio                               11.6%       12.5%        12.2%
Leverage Ratio
  Regulatory Requirement                    5.0%        5.0%         5.0%
  Bank Ratio                                9.3%       10.3%         9.0%

As noted in the above schedule, The Bank of Commerce, N.A. meets all the regulatory capital requirements of a "well capitalized" institution.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended March 31, 1995

PART I - FINANCIAL INFORMATION (Continued)

RESULTS OF OPERATIONS

Interest income increased 46.9% to $1,438,216 for the three month period ended March 31, 1995 from $978,957 for the three month period ended March 31, 1994. The increased interest income on loans and investments was primarily due to an increase in average loans outstanding and investment securities during the quarter. Interest income on loans held for sale also increased substantially as loans were being held longer prior to sale. In addition, interest rates on loans were higher during the first quarter of 1995 as compared to the first quarter of 1994.

Interest expense increased 55.5% to $372,666 for the three month period ended March 31, 1995 from $239,656 for the three month period ended March 31, 1994. The increase in interest expense was the result of interest rates on interest bearing deposits being higher in the first quarter of 1995 as compared to the first quarter of 1994 and a significant increase in Certificates of Deposit.

The following table reflects repricing options that are included in the balance sheet that are sensitive to changes in interest rate. At March 31, 1995, the cumulative one-year gap was a negative $17.9 million, representing 29.9% of earning assets. This means that $17.9 million of earning assets will reprice after the sources of funds reprice. During a period of rising interest rates the Bank's negative gap position should result in a decrease in its net interest margin.


                      1-90 days 91-365 days   1-5 years  5-10 years   10+ years
                    ----------- ----------- ----------- ----------- -----------
Earning Assets        40,280       2,405      12,607       3,275       1,494
Net sources           52,024       8,645       3,050           0         580
Incremental gap      (11,744)     (6,240)      9,557       3,275         914
Cumulative gap       (11,744)    (17,984)     (8,427)     (5,152)     (4,238)
% of earning assets    (19.6)      (29.9)      (14.0)       (8.6)       (7.1)


Non-interest income decreased 48.2% to $298,143 for the first three months of 1995 from $575,445 for the first three months of 1994. A decrease of 56.4% on the gain on sale of loans reflects managements decision to hold SBA loans for longer periods prior to sale and a decrease in mortgage loan activity in 1995 over the same period during 1994. An investment security was sold during the first quarter of 1994 in order to take advantage of favorable market conditions. The sale resulted in a pre-tax gain of $173,444. There were no sales of securities during the first quarter of 1995 and management does not anticipate any sales during 1995.

There was no allocation to the Provision for Loan Losses for the first three months of 1995 and 1994. Net charge-offs for the three month period ended March 31, 1995 totaled $281 as compared to net recoveries which totaled $500 for the same period in 1994. Based upon the limited growth in loans and charge-offs experienced, in addition to the detailed quarterly evaluation of the risk in the loan portfolio, it was Management's opinion that no provision to the allowance for loan losses was required for the first quarter of 1995.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended March 31, 1995

PART I - FINANCIAL INFORMATION (Continued)

RESULTS OF OPERATIONS (Continued)

Other expenses increased 16.0% to $1,097,700 for the first three months of 1995 from $945,990 for the three month period ended March 31, 1994. These expenses represent the operational and administrative expenses of the Company.

Net income for the three months ended March 31, 1995 totaled $145,393 as compared to net income of $211,256 for the three months ended March 31, 1994. This decrease in income was primarily the result of a $173,444 gain from the sale of an investment security in the first quarter of 1994 as compared to no security sales in 1995. In addition, the gain on sale of loans was $119,285 in the first quarter of 1995 as compared to $273,876 for the first quarter of 1994.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended March 31, 1995

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No legal proceedings have occurred relating to Auburn Bancorp or its subsidiary.

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended March 31, 1995



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 12, 1995


                                        AUBURN BANCORP



                                        By          /s/ JOHN G. BRINER
                                             ----------------------------------
                                                   JOHN G. BRINER
                                                   PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER



                                        By          /s/ THOMAS L. WALKER
                                             ----------------------------------
                                                    THOMAS L. WALKER
                                                    SENIOR VICE PRESIDENT AND
                                                    CONTROLLER AND
                                                    CHIEF FINANCIAL OFFICER