Form 10-Q/A
period 1995-03-31
AUBURN BANCORP
filed 1995-06-21
CIK 707364

AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended March 31, 1995

It was determined that Auburn Bancorp did not comply with the Financial Data Schedule requirements when filing the 1st quarter 1995 10-Q. This filing is amendment #1 and includes the required Exhibit 27.



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



                                       21