Form 10-Q
period 1995-06-30
AUBURN BANCORP
filed 1995-08-14
CIK 707364

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended            June 30, 1995
                                          --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                          -----------------    -----------------

For Quarter Ended    June 30, 1995      Commission file number     0-17719
                  --------------------                         -----------------

                                 AUBURN BANCORP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                         94-2827787
        ------------------------------    ------------------------------
       (State or other jurisdiction of   (IRS Employer Identification No.)
         incorporation or organization)

                   540 WALL STREET, AUBURN, CALIFORNIA   95603
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)     (916) 888-8405
                                                           ---------------------

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


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

Common Stock - Issued and outstanding 985,498 shares at June 30, 1995.

                         AUBURN BANCORP AND SUBSIDIARY

                                   Form 10-Q

                      For the Quarter Ended June 30, 1995


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Following are the financial statements of Auburn Bancorp and subsidiary as of and for the quarter and six months ended June 30, 1995 and 1994. The financial statements are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations of Auburn Bancorp and subsidiary.

                         AUBURN BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                    June 30,     December 31,
                                                      1995            1994
                                                  -----------    ------------
ASSETS

Cash and Due from Banks .......................   $ 6,334,028    $  5,404,454
Federal Funds Sold ............................     8,400,000       6,200,000
Loans Held for Sale ...........................     5,464,756       2,173,423
Investment Securities (At Market Value)(Note 2)     6,746,570       6,529,500
Loans, Less Allowance for Loan Losses of
  $705,473 at June 30, 1995 and $741,323
  at December 31, 1994 (Notes 3 and 5) ........    44,118,537      42,846,549
Bank Premises and Equipment, Net ..............     3,255,962       3,409,874
Goodwill and Other Intangibles ................       489,478         524,479
Accrued Interest Receivable and
  Other Assets ................................     2,593,263       2,339,272
                                                  -----------    ------------
                                                  $77,402,594    $ 69,427,551
                                                  ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-Interest Bearing ........................   $16,791,990   $  13,816,423
  Interest Bearing ............................    52,407,668      47,253,089
                                                  -----------   -------------

         Total Deposits .......................    69,199,658      61,069,512

Long-Term Debt ................................       572,033         586,893
Accrued Interest Payable and
  Other Liabilities ...........................       417,755         296,000
                                                  -----------   -------------

         Total Liabilities ....................    70,189,446      61,952,405
                                                  -----------   -------------

Commitments (Note 4)

Stockholders' Equity:
  Preferred Stock - no par value;
    10,000,000 shares authorized;
    none issued
  Common Stock - no par value;
    10,000,000 shares authorized;
    issued and outstanding 985,498 shares
    in 1995 and 1,041,053 in 1994 .............     5,107,501       5,525,420
  Unrealized Gain(Loss) on
    Available-for-Sale Investment Securities,
    Net of Tax Benefit ........................        16,278        (114,785)
  Retained Earnings ...........................     2,089,369       2,064,511
                                                  -----------   -------------

         Total Stockholders' Equity ...........     7,213,148       7,475,146
                                                  -----------   -------------
                                                  $77,402,594   $  69,427,551
                                                  ===========   =============

                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                             Quarter Ended            Six Months Ended
                                               June 30,                   June 30,
                                       -------------------------  -------------------------
                                          1995          1994          1995        1994
                                       ----------   -----------   -----------   -----------
Interest Income:
  Interest and Fees on Loans ......   $ 1,177,453   $   816,594   $ 2,353,746   $ 1,617,997
  Interest on Investment Securities       108,621        60,537       217,242       125,107
  Interest on Federal Funds Sold ..        68,878        67,594       116,733       113,830
  Interest on Loans Held for Sale .       139,587       156,811       245,034       223,559
                                      -----------   -----------   -----------   -----------
    Total Interest Income .........     1,494,539     1,101,536     2,932,755     2,080,493
                                      -----------   -----------   -----------   -----------

Interest Expense:
  Interest on Deposits ............       405,483       261,657       765,729       488,296
  Interest on Long-Term Debt ......        12,262        12,872        24,682        25,889
                                      -----------   -----------   -----------   -----------
    Total Interest Expense ........       417,745       274,529       790,411       514,185
                                      -----------   -----------   -----------   -----------

    Net Interest Income ...........     1,076,794       827,007     2,142,344     1,566,308
Provision for Loan Losses (Note 3)         10,000                      10,000
                                      -----------   -----------   -----------   -----------
    Net Interest Income After
      Provision for Loan Losses ...     1,066,794       827,007     2,132,344     1,566,308
                                      -----------   -----------   -----------   -----------

Non-Interest Income:
  Service Charges .................        95,739        66,747       170,604       131,842
  Loan Servicing Income ...........        81,530        70,000       167,524       129,616
  Gain on Sale of Loans ...........       115,249       242,217       234,534       516,093
  Gain on Sale of Investment
    Securities ....................                                                 173,443
  Other ...........................        14,177         7,471        32,176        10,886
                                      -----------   -----------   -----------   -----------
    Total Non-Interest Income .....       306,695       386,435       604,838       961,880
                                      -----------   -----------   -----------   -----------

Other Expenses:
  Salaries and Employee
    Benefits (Note 6) .............       500,648       512,154     1,095,083     1,007,068
  Occupancy Expense ...............        70,456        62,734       133,089       122,827
  Equipment .......................       105,474        87,687       215,316       173,463
  Other ...........................       347,529       345,543       678,319       650,750
                                      -----------   -----------   -----------   -----------
    Total Other Expenses ..........     1,024,107     1,008,118     2,121,807     1,954,108
                                      -----------   -----------   -----------   -----------

    Income Before Income Taxes ....       349,382       205,324       615,375       574,080

Income Taxes ......................       157,600        94,200       278,200       251,700
                                      -----------   -----------   -----------   -----------

    Net Income ....................   $   191,782   $   111,124   $   337,175   $   322,380
                                      ===========   ===========   ===========   ===========

Earnings Per Share ................   $       .19   $       .10   $       .33   $       .30
                                      ===========   ===========   ===========   ===========

Weighted Average Number of Shares .     1,010,120     1,069,340     1,010,120     1,069,340
                                      ===========   ===========   ===========   ===========



                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                         Six Months Ended June 30, 1995
                        and Year Ended December 31, 1994

                                                                           Unrealized
                                                                           (Loss)Gain
                                                                               on
                                                                           Available-
                                    Common Stock             Retained       for-Sale
                                Shares         Amount        Earnings      Securities       Total
                             ------------   ------------   ------------   ------------   ------------
Balance,
  January 1, 1994 ........      1,041,053   $  5,525,420   $  1,537,345                  $  7,062,765

Cash Dividend
  $.28 per share .........                                     (291,495)                     (291,495)

Net Income ...............                                      818,661                       818,661

Unrealized Loss on
  Available-for-Sale
  Investment Securities,
  Net of Tax Benefit .....                                                    (114,785)      (114,785)
                             ------------   ------------   ------------   ------------   ------------

  Balance,
    December 31, 1994 ....     1,041,053       5,525,420      2,064,511       (114,785)     7,475,146

Cash Dividend
  $.30 per share .........                                     (312,317)                     (312,317)

Redemption of Common Stock       (56,278)       (422,147)                                    (422,147)

Net income ...............                                      337,175                       337,175

Issuance of
  Common Stock Under
  Stock Option Plan and
  Related Tax Benefit ....           723           4,228                                        4,228

Net Decrease in
  Unrealized Loss on
  Available-for-Sale
  Investment Securi-
  ties, Net of Tax
  Benefit ................                                                     131,063        131,063
                             ------------   ------------   ------------   ------------   ------------

  Balance,
    June 30, 1995 ........        985,498   $  5,107,501      2,089,369   $     16,278   $  7,213,148
                             ============   ============   ============   ============   ============

                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 Six Month Periods Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                     1995             1994
                                                -------------    -------------
Cash Flows from Operating Activities:

  Net Income ................................   $     337,175    $     322,380
  Adjustments to Reconcile Net
    Income to Net Cash Used in
    Operating Activities:
      Depreciation and Amortization .........         231,278          193,945
      Provision for Loan Losses .............          10,000
      Decrease in Deferred Loan
        Origination Fees and Costs, Net .....         (45,173)          (8,482)
      Net Increase in Unamortized Discount on
        Retained Portion of Sold Loans ......          14,269          158,363
      Net Increase in the Present Value of
        Future Servicing Income .............          (1,957)        (102,082)
      Gain on Sale of Investment Securities .                         (173,443)
      Gain on Sale of Assets ................                             (998)
      Increase in Loans Held for Sale .......      (3,291,333)      (2,711,231)
      Increase in Accrued Interest Receivable
        and Other Assets ....................        (354,944)        (753,641)
      Increase (Decrease) in Accrued Interest
        Payable and Other Liabilities .......         133,129          (71,207)
                                                -------------    -------------

        Net Cash Used in Operating
          Activities ........................      (2,967,556)      (3,146,396)
                                                -------------    -------------




Cash Flows From Investing Activities:

  Proceeds from Sale of Available-for-Sale
    Investment Securities ...................                        2,204,400
  Purchase of Available-for-Sale
    Investment Securities ...................                       (1,592,880)
  Net Increase in Loans .....................      (1,251,087)      (1,652,599)
  Proceeds from Sale of Fixed Assets ........           3,795            1,000
  Purchases of Bank Premises and
    Equipment ...............................         (39,798)        (170,144)
                                                -------------    -------------

    Net Cash Used in
      Investing Activities ..................      (1,287,090)      (1,210,223)
                                                -------------    -------------



                                  (Continued)

                         AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

                 Six Month Periods Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                    1995             1994
                                                -------------    -------------
Cash Flows from Financing Activities:

  Net Increase in Demand, Interest
    Bearing and Savings Deposits .........      $   3,946,572    $  10,299,267
  Net Increase (Decrease) in Time Deposits          4,183,574         (259,083)
  Principal Payments on Long-Term Debt ...            (14,860)         (13,654)
  Payments to Redeem Common Stock ........           (422,147)
  Proceeds from Exercise of Stock Options               3,398
  Payments of Cash Dividends .............           (312,317)        (291,494)
                                                -------------    -------------

    Net Cash Provided by
      Financing Activities ...............          7,384,220        9,735,036
                                                -------------    -------------

    Increase in Cash and
      Cash Equivalents ...................          3,129,574        5,378,417

Cash and Cash Equivalents at Beginning
  of Year ................................         11,604,454       10,888,597
                                                -------------    -------------

Cash and Cash Equivalents at End of Period      $  14,734,028    $  16,267,014
                                                =============    =============


Supplemental Disclosure of Cash
  Flow Information:

  Cash paid during the period for:
    Interest Expense .....................      $     586,887    $     493,464
    Income Taxes .........................      $     316,045    $     258,844

Non-Cash Investing Activities:

  Real Estate Acquired through
    Foreclosure ..........................      $     203,611
  Unrealized Gain (Loss) on Available-
    for-Sale Investment Securities .......      $     131,063    $     (92,203)


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

     Certain reclassifications have been made to prior years' balances to conform to classifications used in 1994.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and subsidiary, which is wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

     LOANS HELD FOR SALE

     Loans held for sale consist of mortgage loans and Small Business Administration (SBA) guaranteed loans and are carried at the lower of cost or market value. Loans held for sale subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. Unrealized losses on loans held for sale are included in other expense. Realized gains or losses are determined on the specific identification method and are reflected in non-interest income or expense.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INVESTMENT SECURITIES

     The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities on January 1, 1994. SFAS 115 requires that the Company's investment securities be classified into one of three categories as follows:

          o Trading securities which are reported at fair value, with unrealized gains and losses included in earnings. Trading securities are bought and held principally for the purpose of selling within a short period of time.

          o Available-for-sale securities which are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholders' equity.

          o Held-to-maturity securities which are reported at amortized cost, adjusted for the accretion of discounts and amortization of premium.

     Management determines the appropriate classification of its investments at the time of purchase and accounts for the transfer of a security from available-for-sale to held-to-maturity at fair value.

     Gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

     LOANS

     Loans are stated at principal balances outstanding, except for loans transferred from the loans held for sale account which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, the future collectibility of interest and principal is in serious doubt, a loan is placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to eliminate such doubt. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LOANS (Continued)

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

     The Company adopted SFAS 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure as of January 1, 1995. As a result of these Statements, impaired loans are measured based on the present value of expected future cash flows or, as a practicable matter, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The amount of initial impairment and any subsequent change in expected cash flows is recognized through the provision for loan losses.

     SALES AND SERVICING OF SBA LOANS

     Included in loans held for sale are loans which are 70% to 90% guaranteed by the Small Business Administration (SBA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. In addition, the Bank receives a fee to service the loan represented by the difference between the rate paid by the borrower to the Bank and the rate paid by the Bank to the purchaser. Any excess of this fee over the normal cost of servicing the loan is recorded as additional gain (excess servicing fees).

     The Bank's investment in an SBA loan is allocated between the retained portion of the loan, the excess servicing fee, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed commercial loan. The excess servicing fee is reflected as an asset and amortized over the estimated life of the related loan. Significant future prepayments of these loans will result in the recognition of additional amortization of related excess servicing fees.

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

     BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are carried at cost, including interest costs for the construction of Bank premises. No interest costs were capitalized in 1995 or 1994. Depreciation is determined using the straight-line method, over the useful lives of the related assets. The useful lives of bank premises are estimated to be twenty to forty years. The useful lives of the improvements to Bank premises, furniture and equipment are estimated to be two to ten years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

     INCOME TAXES

     The Company accounts for income taxes using an asset and liabilities approach. Under this approach, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

     LOANS SERVICED FOR OTHERS

     Loans with unpaid balances of approximately $49,614,770 and $47,644,400 were being serviced for others at June 30, 1995 and December 31, 1994, respectively.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

2.   INVESTMENT SECURITIES

     The amortized cost and estimated market value of investment securities at June 30, 1995 and December 31, 1994 consisted of the following:

     Available-for-Sale:

                                                               1995
                                     ---------------------------------------------------------
                                                       Gross          Gross         Estimated
                                      Amortized     Unrealized     Unrealized        Market
                                         Cost          Gains         Losses           Value

                                     ------------   ------------   ------------   ------------
     U.S. Government
       agencies                      $  3,499,889   $      6,093   $     (5,357)  $  3,500,625

     Obligations of states
       and political sub-
       divisions                        3,078,116         27,329                     3,105,445

     Federal Reserve Bank
       stock                              140,500                                      140,500
                                     ------------   ------------   ------------   ------------

                                     $  6,718,505   $     33,422   $     (5,357)  $  6,746,570
                                     ============   ============   ============   ============


     Net unrealized gains on available-for-sale securities in the amount of $28,065 were recorded net of $11,787 in taxes as a separate component of stockholders' equity. There were no sales of investment securities in 1995.

     Available-for-Sale:

                                                               1994
                                     ---------------------------------------------------------
                                                       Gross          Gross         Estimated
                                      Amortized     Unrealized     Unrealized        Market
                                         Cost          Gains         Losses           Value
                                     ------------   ------------   ------------   ------------
     U.S. Government
       agencies                      $  3,499,922   $              $    (89,922)  $  3,410,000

     Obligations of states
       and political sub-
       divisions                        3,084,443            460       (105,903)     2,979,000

     Federal Reserve Bank
       stock                              140,500                                      140,500
                                     ------------   ------------   ------------   ------------

                                     $  6,724,865   $        460   $   (195,825)  $  6,529,500
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

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

2.   INVESTMENT SECURITIES (Continued)

     The amortized cost and estimated market value of debt securities at June 30, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               June 30. 1995
                                         ----------------------------------------------------------
                                              Available-for-Sale            Held-to-Maturity
                                         ----------------------------------------------------------
                                                         Estimated                     Estimated
                                          Amortized       Market        Amortized       Market
                                             Cost          Value           Cost          Value
                                         ------------   ------------   ------------   ------------
     Due in one year
       or less .....................     $    500,000   $    500,960

     Due after one
       year through
       five years .....................     4,499,889      4,502,345

     Due after five
       years through
       ten years .....................      1,578,116      1,602,765

     Federal Reserve
       Bank stock .....................       140,500        140,500
                                         ------------   ------------   ------------   ------------
                                         $  6,718,505   $  6,746,570   $              $
                                         ============   ============   ============   ============

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

3.   LOANS

     Outstanding loans at June 30, 1995 and December 31, 1994 are summarized below:

                                                      June 30,    December 31,
                                                        1995          1994
                                                   ------------   ------------
     Commercial ...............                    $  8,018,272   $  6,857,703
     Real estate - mortgage ...                      32,041,258     31,795,561
     Real estate - construction                       2,160,567      2,871,406
     Installment ..............                       2,687,503      2,191,965
                                                   ------------   ------------

                                                     44,907,600     43,716,635
     Deferred loan fees .......                         (83,590)      (128,763)
     Allowance for loan losses                         (705,473)      (741,323)
                                                   ------------   ------------

                                                   $ 44,118,537   $ 42,846,549
                                                   ============   ============


     Changes in the allowance for loan losses were as follows:

                                        Six Months Ended June 30,  December 31,
                                       -------------------------   -----------
                                           1995          1994         1994
                                       -----------   -----------   -----------
     Balance, beginning of
       year ...............            $   741,323   $   792,514   $   792,514
     Provision charged to
       operations .........                 10,000
     Losses charged to
       allowance ..........                (48,234)       (7,348)      (79,143)
     Recoveries ...........                  2,384         2,000        27,952
                                       -----------   -----------   -----------

          Balance, end of
                                       $   705,473   $   787,166   $   741,323
                                       ===========   ===========   ===========


     At June 30, 1995, the recorded investment in loans that were considered to be impaired under SFAS 114 was $1,123,944. Included in this amount is $726,474 of impaired loans for which the related allowance for credit losses is $46,811 and $397,470 for which there is no allowance for credit losses. The average recorded investment in impaired loans during the quarter and six month period ended June 30, 1995 was approximately $1,123,000 and $795,000, respectively. For the quarter and six month period ended June 30, 1995, the Bank did not recognize any interest income on impaired loans.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

4.   COMMITMENTS

     At June 30, 1995 and December 31, 1994, the Bank had outstanding loan commitments and letters of credit totaling $7,527,950 and $5,892,284, respectively.

5.   RELATED PARTY TRANSACTIONS

     During the normal course of business, the Bank enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. Aggregate related party borrowings totaled $1,167,927 and $1,218,857 at June 30, 1995 and December 31, 1994, respectively.

6.   PROFIT SHARING PLAN

     Effective January 1, 1987, the Bank adopted The Bank of Commerce, N.A., 401(k) Profit Sharing Plan and Trust. The Plan is available to employees meeting certain service requirements. The Bank's contribution to the Plan is discretionary and is allocated in the same ratio as each participant's compensation bears to total compensation of all participants. Contributions to the profit sharing plan for the six months ended June 30, 1995 and 1994 totaled $39,000 and $37,000 respectively.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended June 30, 1995

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

Total assets increased by 11.5% to $77.4 million at June 30, 1995, from $69.4 million at December 31, 1994. Total deposits increased by 13.3% to $69.2 million at June 30, 1995 from $61.1 million at December 31, 1994. This increase in deposits, which provides the major source of funds for the Bank, resulted in the corresponding increase in total assets. The increase in deposits was primarily in Certificates of Deposit. Within total assets, the funds from these increased deposits were primarily invested in Federal funds sold, loans held for sale and portfolio loans.

Net loans totaled $44.1 million at June 30, 1995, representing a 64% loan to deposit ratio, compared to net loans of $42.8 million at December 31, 1994, representing a 70% loan to deposit ratio. Loans are expected to grow during the remainder of 1995. In Management's opinion, the allowance for loan losses, totaling $705,473 at June 30, 1995, adequately provides for possible loan losses. This allowance represents 1.6% of gross loans outstanding at the end of the second quarter.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following capital levels for determining that a bank meets the highest capital standards and is determined to be a "well capitalized" institution:

                                           June 30,    June 30,   December 31,
                                             1995        1994        1994
                                         -----------  -----------  -----------

Total Risk-Based Capital Ratio
  Regulatory Requirement ..............         10.0%        10.0%        10.0%
  Bank Ratio ..........................         12.9%        13.3%        13.4%
Tier 1 Risk-Based Capital Ratio
  Regulatory Requirement ..............          6.0%         6.0%         6.0%
  Bank Ratio ..........................         10.9%        12.0%        12.2%
Leverage Ratio
  Regulatory Requirement ..............          5.0%         5.0%         5.0%
  Bank Ratio ..........................          8.8%         9.6%         9.0%

As noted in the above schedule, The Bank of Commerce, N.A. meets all the regulatory capital requirements of a "well capitalized" institution.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended June 30, 1995

PART I - FINANCIAL INFORMATION (Continued)

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995

Interest income increased 35.7% to $1,494,539 for the quarter ended June 30, 1995 from $1,101,536 for the quarter ended June 30, 1994. The increased interest income on loans and investments was primarily due to an increase in loans and investment securities outstanding during the quarter ended June 30, 1995.

Interest expense increased 52.2% to $417,745 for the quarter ended June 30, 1995 from $274,529 for the quarter ended June 30, 1994. The increase in interest expense was the result of interest rates on interest bearing deposits being higher in the second quarter of 1995 as compared to the second quarter of 1994. In addition, there was a significant increase in Certificates of Deposit in 1995.

Non-interest income decreased 20.6% to $306,695 for the quarter ended June 30, 1995 from $386,435 for the quarter ended June 30, 1994. Service charges increased 43.4% to $95,739 for the quarter ended June 30, 1995 from $66,747 for the quarter ended June 30, 1994. In addition, loan servicing income increased 16.5% to $81,530 for the quarter ended June 30, 1995 from $70,000 for the quarter ended June 30, 1994 due to continued growth in the servicing portfolio of SBA loans. A decrease of 52.4% on the gain on sale of loans reflects managements decision to hold SBA loans for longer periods prior to sale and a decrease in mortgage loan activity in 1995 over the same period during 1994.

The allocation to the Provision for Loan Losses for the second quarter of 1995 was $10,000. There was no allocation for the second quarter of 1994. Net charge-offs for the quarter ended June 30, 1995 totaled $45,569 as compared to net charge-offs which totaled $5,848 for the same period in 1994.

Other expenses increased 1.6% to $1,024,107 for the quarter ended June 30, 1995 from $1,008,118 for the quarter ended June 30, 1994. These expenses represent the operational and administrative expenses of the Company and increased in proportion to the growth in assets.

Net income for the quarter ended June 30, 1995 totaled $191,782 as compared to net income of $111,124 for the quarter ended June 30, 1994. This increase in income was primarily the result of a 44.2% increase in interest and fees on loans and corresponding 30.2% increase in net interest income.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended June 30, 1995

PART I - FINANCIAL INFORMATION (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

Interest income increased 41.0% to $2,932,755 for the six month period ended June 30, 1995 from $2,080,493 for the six month period ended June 30, 1994. The increased interest income on loans and investments was primarily due to an increase in average loans outstanding and investment securities during the first half of 1995. Interest income on loans held for sale also increased substantially as loans were being held longer prior to sale. In addition, interest rates on loans were higher during the first half of 1995 as compared to the first half of 1994.

Interest expense increased 53.7% to $790,411 for the six month period ended June 30, 1995 from $514,185 for the six month period ended June 30, 1994. The increase in interest expense was the result of interest rates on interest bearing deposits being higher in the first half of 1995 as compared to the first half of 1994. In addition, there was a significant increase in Certificates of Deposit during the first half of 1995.

The following table reflects repricing options that are included in the balance sheet that are sensitive to changes in interest rate. At June 30, 1995, the cumulative one-year gap was a negative $20.4 million, representing 31.2% of earning assets. This means that $20.4 million of earning assets will reprice after the sources of funds reprice. During 1995, a period of declining interest rates, the Bank's negative gap position resulted in an increase in its net interest margin. The Bank's net interest margin at June 30, 1995 was 7.2% as compared to 7.0% at December 31, 1994.

                    1-90 days 91-365 days   1-5 years  5-10 years   10+ years
                  ----------- ----------- ----------- ----------- -----------
Earning Assets         45,449       2,065      12,435       4,271       1,050
Net sources            60,170       7,718       1,312           0         572
Incremental gap       (14,721)     (5,653)     11,123       4,271         478
Cumulative gap        (14,721)    (20,374)     (9,251)     (4,980)     (4,502)
% of earning assets     (22.6)      (31.2)      (14.2)       (7.6)       (6.9)

Non-interest income decreased 37.1% to $604,838 for the first six months of 1995 from $961,880 for the first six months of 1994. Service charges increased 29.4% to $170,604 for the first six months of 1995 from $131,842 for the first six months of 1994. The primary reason for this increase was an increase in the service charge schedules for checking and savings accounts. In addition, loan servicing income increased 29.2% to $167,524 for the first six months of 1995 from $129,616 for the first six months of 1994 due to continued growth in the servicing portfolio of SBA loans. A decrease of 54.6% on the gain on sale of loans reflects managements decision to hold SBA loans for longer periods prior to sale and a decrease in mortgage loan activity in 1995 over the same period during 1994. An investment security was sold during the first quarter of 1994 in order to take advantage of favorable market conditions. The sale resulted in a pre-tax gain of $173,444. There were no sales of securities during the first six months of 1995 and management does not anticipate any sales during the remainder of 1995.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended June 30, 1995

PART I - FINANCIAL INFORMATION (Continued)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1994 (Continued)

The allocation to the Provision for Loan Losses for the first six months of 1995 was $10,000. There was no allocation for the first six months of 1994. Net charge-offs for the six month period ended June 30, 1995 totaled $45,850 as compared to net charge-offs which totaled $5,348 for the same period in 1994.

Other expenses increased 8.6% to $2,121,807 for the first six months of 1995 from $1,954,108 for the six month period ended June 30, 1994. These expenses represent the operational and administrative expenses of the Company and increased in proportion to the growth in assets.

Net income for the six months ended June 30, 1995 totaled $337,175 as compared to net income of $322,380 for the six months ended June 30, 1994. This increase in income was primarily the result of a 45.5% increase in interest and fees on loans and corresponding 36.8% increase in net interest income.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended June 30, 1995

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings have occurred relating to Auburn Bancorp or it subsidiary.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders of the Company was held on April 19, 1995. The only matter voted upon at the meeting was the election of Directors. The results of the election were as follows:

          Nominee For Office              Shares For            Shares Against
                                                                  or Withheld

          John G. Briner                    798,759                  4,662
          Paul Brocker                      798,759                  4,662
          D. Dwight Odom, M.D.              798,759                  4,662
          Thomas E. Propp                   798,759                  4,662
          Donald L. Robinson                798,759                  4,662
          Harry E. Sands                    798,759                  4,662
          Virgil R. Traynor, D.V.M.         796,097                  7,324
          Gary N. Weeks                     798,759                  4,662
          H. Ray Yamasaki                   798,759                  4,662

Item 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                      For the Quarter Ended June 30, 1995



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 14, 1995


                                 AUBURN BANCORP




                                 By      /s/ JOHN G. BRINER
                                     ---------------------------------
                                         John G. Briner
                                         President and
                                         Chief Executive Officer


                                 By      /s/ THOMAS L. WALKER
                                     ---------------------------------
                                        Thomas L. Walker
                                        Senior Vice President and
                                        Controller and
                                        Chief Financial Officer