Form 10-Q
period 1995-09-30
AUBURN BANCORP
filed 1995-11-14
CIK 707364

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended            September 30, 1995
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       ------------------    -------------------

For Quarter Ended  September 30, 1995     Commission file number      0-17719
                  --------------------                           ---------------

                                 AUBURN BANCORP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                         94-2827787
          ------------------------------      ------------------------------
         (State or other jurisdiction of     (IRS Employer Identification No.)
           incorporation or organization)

                   540 WALL STREET, AUBURN, CALIFORNIA 95603
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)    (916) 888-8405
                                                          ----------------------

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

Common Stock - Issued and outstanding 985,498 shares at September 30, 1995.

                         AUBURN BANCORP AND SUBSIDIARY

                                   Form 10-Q

                    For the Quarter Ended September 30, 1995


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Following are the financial statements of Auburn Bancorp and subsidiary as of and for the quarter and nine months ended September 30, 1995 and 1994. The financial statements are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations of Auburn Bancorp and subsidiary.

                         AUBURN BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                  September 30,    December 31,
                                                      1995            1994
                                                  -------------   -------------

ASSETS

Cash and Due from Banks .......................   $   5,268,964   $   5,404,454
Federal Funds Sold ............................       9,400,000       6,200,000
Loans Held for Sale ...........................       4,852,793       2,173,423
Investment Securities (At Market Value)(Note 2)       6,241,399       6,529,500
Loans, Less Allowance for Loan Losses of
  $731,463 at September 30, 1995 and $741,323
  at December 31, 1994 (Notes 3 and 5) ........      44,645,570      42,846,549
Bank Premises and Equipment, Net ..............       3,168,696       3,409,874
Goodwill and Other Intangibles ................         471,977         524,479
Accrued Interest Receivable and
  Other Assets ................................       2,603,416       2,339,272
                                                  -------------   -------------
         Total Assets .........................   $  76,652,815   $  69,427,551
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-Interest Bearing ........................   $  14,164,451   $  13,816,423
  Interest Bearing ............................      53,924,918      47,253,089
                                                  -------------   -------------

         Total Deposits .......................      68,089,369      61,069,512

Long-Term Debt ................................         564,363         586,893
Accrued Interest Payable and
  Other Liabilities ...........................         527,567         296,000
                                                  -------------   -------------

         Total Liabilities ....................      69,181,299      61,952,405
                                                  -------------   -------------

Commitments (Note 4)

Stockholders' Equity:
  Preferred Stock - no par value;
    10,000,000 shares authorized;
    none issued
  Common Stock - no par value;
    10,000,000 shares authorized;
    issued and outstanding 985,498 shares
    in 1995 and 1,041,053 in 1994 .............       5,107,501       5,525,420
  Unrealized Gain(Loss) on
    Available-for-Sale Investment Securities,
    Net of Tax Benefit ........................          15,123        (114,785)
  Retained Earnings ...........................       2,348,892       2,064,511
                                                  -------------   -------------

         Total Stockholders' Equity ...........       7,471,516       7,475,146
                                                  -------------   -------------
         Total Liabilities and
           Stockholder's Equity ...............   $  76,652,815   $  69,427,551
                                                  =============   =============

                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                             Quarter Ended            Nine Months Ended
                                             September 30,              September 30,
                                      -------------------------   -------------------------
                                          1995         1994           1995       1994
                                      -----------   -----------   -----------   -----------
Interest Income:
  Interest and Fees on Loans ......   $ 1,200,058   $   930,841   $ 3,553,804   $ 2,548,838
  Interest on Investment Securities       105,642       105,093       322,884       230,200
  Interest on Federal Funds Sold ..       114,922        71,908       231,655       185,738
  Interest on Loans Held for Sale .       162,248       145,425       407,282       368,984
                                      -----------   -----------   -----------   -----------
    Total Interest Income .........     1,582,870     1,253,267     4,515,625     3,333,760
                                      -----------   -----------   -----------   -----------

Interest Expense:
  Interest on Deposits ............       430,018       279,646     1,195,747       767,942
  Interest on Long-Term Debt ......        12,102        12,724        36,784        38,613
                                      -----------   -----------   -----------   -----------
    Total Interest Expense ........       442,120       292,370     1,232,531       806,555
                                      -----------   -----------   -----------   -----------

    Net Interest Income ...........     1,140,750       960,897     3,283,094     2,527,205
Provision for Loan Losses (Note 3)         30,000                      40,000
                                      -----------   -----------   -----------   -----------
    Net Interest Income After
      Provision for Loan Losses ...     1,110,750       960,897     3,243,094     2,527,205
                                      -----------   -----------   -----------   -----------

Non-Interest Income:
  Service Charges .................       132,327        64,904       302,931       196,746
  Loan Servicing Income ...........        84,249        75,867       251,773       205,483
  Gain on Sale of Loans ...........       122,040       174,206       356,574       690,299
  Gain on Sale of Investment
    Securities ....................                                                 173,443
  Other ...........................        15,982        35,969        48,159        46,855
                                      -----------   -----------   -----------   -----------
    Total Non-Interest Income .....       354,598       350,946       959,437     1,312,826
                                      -----------   -----------   -----------   -----------

Other Expenses:
  Salaries and Employee
    Benefits (Note 6) .............       595,286       536,628     1,690,369     1,543,696
  Occupancy .......................        65,214        70,337       198,303       193,164
  Equipment .......................        96,546        92,506       311,862       265,969
  Other ...........................       256,779       297,548       935,099       948,298
                                      -----------   -----------   -----------   -----------
    Total Other Expenses ..........     1,013,825       997,019     3,135,633     2,951,127
                                      -----------   -----------   -----------   -----------

    Income Before Income Taxes ....       451,523       314,824     1,066,898       888,904

Income Taxes ......................       192,000       132,300       470,200       384,000
                                      -----------   -----------   -----------   -----------

    Net Income ....................   $   259,523   $   182,524   $   596,698   $   504,904
                                      ===========   ===========   ===========   ===========

Earnings Per Share ................   $       .26   $       .17   $       .59   $       .48
                                      ===========   ===========   ===========   ===========

Weighted Average Number of Shares .     1,010,120     1,062,120     1,010,120     1,062,120
                                      ===========   ===========   ===========   ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                      Nine Months Ended September 30, 1995
                        and Year Ended December 31, 1994

                                                                          Unrealized
                                                                          (Loss)Gain
                                                                              on
                                                                          Available-
                                     Common Stock           Retained       for-Sale
                                Shares         Amount       Earnings      Securities        Total
                             -----------    -----------    -----------    -----------    -----------
Balance,
  January 1, 1994 ........     1,041,053    $ 5,525,420    $ 1,537,345                   $ 7,062,765

Cash Dividend
  $.28 per share .........                                    (291,495)                     (291,495)

Net Income ...............                                     818,661                       818,661

Unrealized Loss on
  Available-for-Sale
  Investment Securities,
  Net of Tax Benefit .....                                                   (114,785)      (114,785)
                             -----------    -----------    -----------    -----------    -----------

  Balance,
    December 31, 1994 ....     1,041,053      5,525,420      2,064,511       (114,785)     7,475,146

Cash Dividend
  $.30 per share .........                                    (312,317)                     (312,317)

Redemption of Common
  Stock ..................       (56,278)      (422,147)                                    (422,147)

Net income ...............                                     596,698                       596,698

Issuance of
  Common Stock Under
  Stock Option Plan and
  Related Tax Benefit ....           723          4,228                                        4,228

Net Decrease in
  Unrealized Loss on
  Available-for-Sale
  Investment Securi-
  ties, Net of Tax
  Benefit ................                                                    129,908        129,908
                             -----------    -----------    -----------    -----------    -----------

  Balance,
    September 30, 1995 ...       985,498    $ 5,107,501    $ 2,348,892    $    15,123    $ 7,471,516
                             ===========    ===========    ===========    ===========    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                         AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              Nine Month Periods Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                         1995           1994
                                                     -----------    -----------

Cash Flows from Operating Activities:

  Net Income .....................................   $   596,698    $   504,904
  Adjustments to Reconcile Net
    Income to Net Cash Used in
    Operating Activities:
      Depreciation and Amortization ..............       341,600        298,761
      Provision for Loan Losses ..................        40,000
      Decrease in Deferred Loan
        Origination Fees and Costs, Net ..........       (48,968)          (963)
      Net Increase in Unamortized Discount on
        Retained Portion of Sold Loans ...........        24,387        184,777
      Net Increase in the Present Value of
        Future Servicing Income ..................          (685)      (134,349)
      Gain on Sale of Investment Securities ......                     (173,443)
      Gain on Sale of Assets .....................                      (12,176)
      Increase in Loans Held for Sale ............    (2,679,370)    (2,542,983)
      Increase (Decrease) in Accrued Interest
        Receivable and Other Assets ..............        44,910       (791,086)
      Increase in Accrued Interest
        Payable and Other Liabilities ............       232,396         79,030
                                                     -----------    -----------

        Net Cash Used in Operating
          Activities .............................    (1,449,032)    (2,587,528)
                                                     -----------    -----------


Cash Flows From Investing Activities:

  Proceeds from Matured Investment Securities ....       500,000        500,000
  Proceeds from Sale of Available-for-Sale
    Investment Securities ........................                    2,204,400
  Purchase of Available-for-Sale
    Investment Securities ........................                   (4,591,943)
  Net Increase in Loans ..........................    (2,214,340)    (6,117,942)
  Proceeds from Sale of Fixed Assets .............         3,795         18,248
  Purchases of Bank Premises and
    Equipment ....................................       (42,174)      (323,780)
                                                     -----------    -----------

    Net Cash Used in
      Investing Activities .......................    (1,752,719)    (8,311,017)
                                                     -----------    -----------

                                  (Continued)
                                       6

                         AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

              Nine Month Periods Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                         1995           1994
                                                     -----------    -----------
Cash Flows from Financing Activities:

  Net Increase in Demand, Interest
    Bearing and Savings Deposits .............       $ 3,952,458    $12,491,866
  Net Increase (Decrease) in Time Deposits ...         3,067,399       (118,271)
  Principal Payments on Long-Term Debt .......           (22,530)       (20,700)
  Payments to Redeem Common Stock ............          (422,147)
  Proceeds from Exercise of Stock Options ....             3,398
  Payments of Cash Dividends .................          (312,317)      (291,494)
                                                     -----------    -----------

    Net Cash Provided by
      Financing Activities ...................       6,266,261       12,061,401
                                                 -------------    -------------

    Increase in Cash and
      Cash Equivalents .......................       3,064,510        1,162,856

Cash and Cash Equivalents at Beginning
  of Year ....................................      11,604,454       10,888,597
                                                 -------------    -------------

Cash and Cash Equivalents at End of Period ...   $  14,668,964    $  12,051,453
                                                 =============    =============


Supplemental Disclosure of Cash
  Flow Information:

  Cash paid during the period for:
    Interest Expense .........................   $   1,012,188    $     772,428
    Income Taxes .............................   $     467,045    $     310,845

Non-Cash Investing Activities:

  Real Estate Acquired through
    Foreclosure ..............................   $     399,901
  Net Change in Unrealized Gain
    (Loss) on Available-for-Sale
    Investment Securities ....................   $     129,908    $     (57,694)

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

     Management determines the appropriate classification of its investments at the time of purchase and accounts for the transfer of a security from available-for- sale to held-to-maturity at fair value.

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

     INCOME TAXES

     The Company accounts for income taxes using an asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

     LOANS SERVICED FOR OTHERS

     Loans with unpaid balances of approximately $53,311,500 and $47,644,400 were being serviced for others at September 30, 1995 and December 31, 1994, respectively.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

2.   INVESTMENT SECURITIES

     The amortized cost and estimated market value of investment securities at September 30, 1995 and December 31, 1994 consisted of the following:

     Available-for-Sale:

                                                             1995
                                    --------------------------------------------------------
                                                       Gross          Gross       Estimated
                                     Amortized      Unrealized     Unrealized       Market
                                        Cost           Gains         Losses          Value
                                    -----------    -----------    -----------    -----------
     U.S. Government
       agencies ................    $ 3,499,873    $     3,163    $    (4,442)   $ 3,498,594

     Obligations of states
       and political sub-
       divisions ...............      2,574,952         27,353                     2,602,305

     Federal Reserve Bank
       stock ...................        140,500                                      140,500
                                    -----------    -----------    -----------    -----------

                                    $ 6,215,325    $    30,516    $    (4,442)   $ 6,241,399
                                    ===========    ===========    ===========    ===========

     Net unrealized gains on available-for-sale securities in the amount of $26,074 were recorded net of $10,951 in tax benefits as a separate component of stockholders' equity. There were no sales of investment securities in 1995.

     Available-for-Sale:
                                                             1994
                                    --------------------------------------------------------
                                                       Gross          Gross       Estimated
                                     Amortized      Unrealized     Unrealized       Market
                                        Cost           Gains         Losses          Value
                                    -----------    -----------    -----------    -----------
     U.S. Government
       agencies ................    $ 3,499,922                   $   (89,922)   $ 3,410,000

     Obligations of states
       and political sub-
       divisions ...............      3,084,443    $       460       (105,903)     2,979,000

     Federal Reserve Bank
       stock ...................        140,500                                      140,500
                                    -----------    -----------    -----------    -----------
                                    $ 6,724,865    $       460    $  (195,825)   $ 6,529,500
                                    ===========    ===========    ===========    ===========

     Net unrealized losses on available-for-sale investment securities totaling $195,365 were recorded net of $80,580 in tax benefits as a separate component of stockholders' equity. Proceeds and gross realized gains from the sale of available- for-sale investment securities for the year ended December 31, 1994 totaled $2,204,400 and $173,443, respectively.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

2.   INVESTMENT SECURITIES (Continued)

     The amortized cost and estimated market value of debt securities at September 30, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       September 30, 1995
                                    --------------------------------------------------------
                                        Available-for-Sale             Held-to-Maturity
                                    --------------------------------------------------------
                                                    Estimated                     Estimated
                                     Amortized       Market        Amortized       Market
                                        Cost          Value           Cost          Value
                                    -----------    -----------    -----------    -----------
     Due in one year
       or less .................    $ 4,499,873    $ 4,499,904

     Due after five
       years through
       ten years ...............      1,574,952      1,600,995

     Federal Reserve
       Bank stock ..............        140,500        140,500
                                    -----------    -----------    -----------    -----------
                                    $ 6,215,325    $ 6,241,399    $    -         $    -
                                    ===========    ===========    ===========    ===========

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

3.   LOANS

     Outstanding loans at September 30, 1995 and December 31, 1994 are summarized below:

                                                    September 30,  December 31,
                                                         1995          1994
                                                      -----------   -----------

     Commercial ...................................   $ 7,830,748   $ 6,857,703
     Real estate - mortgage .......................    32,617,205    31,795,561
     Real estate - construction ...................     2,257,332     2,871,406
     Installment ..................................     2,751,543     2,191,965
                                                      -----------   -----------

                                                       45,456,828    43,716,635
     Deferred loan fees ...........................       (79,795)     (128,763)
     Allowance for loan losses ....................      (731,463)     (741,323)
                                                      -----------   -----------

                                                      $44,645,570   $42,846,549
                                                      ===========   ===========

     Changes in the allowance for loan losses were as follows:

                                Nine Months Ended September 30,     December 31,
                                    ---------------------------     -----------
                                        1995            1994            1994
                                    -----------     -----------     -----------
     Balance, beginning of
       year .....................   $   741,323     $    92,514     $   792,514
     Provision charged to
       operations ...............        40,000
     Losses charged to
       allowance ................       (54,493)             (7)        (79,143)
     Recoveries .................         4,633           3,500          27,952
                                    -----------     -----------     -----------

          Balance, end of
             period .............   $   731,463     $   788,657     $   741,323
                                    ===========     ===========     ===========

     At September 30, 1995, the recorded investment in loans that were considered to be impaired under SFAS 114 was $674,874. Included in this amount is $674,874 of impaired loans for which the related allowance for credit losses is $50,100. The average recorded investment in impaired loans during the quarter and nine month period ended September 30, 1995 was approximately $674,874 and $754,391, respectively. For the quarter and nine month period ended September 30, 1995, the Bank did not recognize any interest income on impaired loans.

                         AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

4.   COMMITMENTS

     At September 30, 1995 and December 31, 1994, the Bank had outstanding loan commitments and letters of credit totaling $8,014,878 and $5,892,284, respectively.

5.   RELATED PARTY TRANSACTIONS

     During the normal course of business, the Bank enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. Aggregate related party borrowings totaled $1,213,012 and $1,218,857 at September 30, 1995 and December 31, 1994, respectively.

6.   PROFIT SHARING PLAN

     Effective January 1, 1987, the Bank adopted The Bank of Commerce, N.A., 401(k) Profit Sharing Plan and Trust. The Plan is available to employees meeting certain service requirements. The Bank's contribution to the Plan is discretionary and is allocated in the same ratio as each participant's compensation bears to total compensation of all participants. Contributions to the profit sharing plan for the nine months ended September 30, 1995 and 1994 totaled $58,607 and $55,190 respectively.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                    For the Quarter Ended September 30, 1995

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

Total assets increased by 10.5% to $76.7 million at September 30, 1995, from $69.4 million at December 31, 1994. Total deposits increased by 11.5% to $68.1 million at September 30, 1995 from $61.1 million at December 31, 1994. This increase in deposits, which provides the major source of funds for the Bank, resulted in the corresponding increase in total assets. The increase in deposits was primarily in Certificates of Deposit. Within total assets, the funds from these increased deposits were primarily invested in Federal funds sold, loans held for sale and portfolio loans.

Net loans totaled $44.6 million at September 30, 1995, representing a 66% loan to deposit ratio, compared to net loans of $42.8 million at December 31, 1994, representing a 70% loan to deposit ratio. Loans are expected to grow during the remainder of 1995. In Management's opinion, the allowance for loan losses, totaling $731,463 at September 30, 1995, adequately provides for possible loan losses. This allowance represents 1.6% of gross loans outstanding at the end of the third quarter.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following capital levels for determining that a bank meets the highest capital standards and is determined to be a "well capitalized" institution:

                                   September 30,    September 30,   December 31,
                                       1995             1994             1994
                                   -----------      -----------     -----------
Total Risk-Based Capital Ratio
  Regulatory Requirement ........      10.0%            10.0%            10.0%
  Bank Ratio ....................      12.5%            13.1%            13.4%
Tier 1 Risk-Based Capital Ratio
  Regulatory Requirement ........       6.0%             6.0%             6.0%
  Bank Ratio ....................      11.2%            11.9%            12.2%
Leverage Ratio
  Regulatory Requirement ........       5.0%             5.0%             5.0%
  Bank Ratio ....................       8.7%             9.1%             9.0%

As noted in the above schedule, The Bank of Commerce, N.A. meets all the regulatory capital requirements of a "well capitalized" institution.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                    For the Quarter Ended September 30, 1995

PART I - FINANCIAL INFORMATION (Continued)

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Interest income increased 26.3% to $1,582,870 for the quarter ended September 30, 1995 from $1,253,267 for the quarter ended September 30, 1994. The increased interest income was primarily due to an increase in loans outstanding and Federal Funds sold during the quarter ended September 30, 1995.

Interest expense increased 51.2% to $442,120 for the quarter ended September 30, 1995 from $292,370 for the quarter ended September 30, 1994. The increase in interest expense was the result of interest rates on interest bearing deposits being higher in the third quarter of 1995 as compared to the third quarter of 1994. In addition, there was a significant increase in Certificates of Deposit in 1995.

Non-interest income increased 1.0% to $354,598 for the quarter ended September 30, 1995 from $350,946 for the quarter ended September 30, 1994. Service charges increased 103.9% to $132,327 for the quarter ended September 30, 1995 from $64,904 for the quarter ended September 30, 1994. In addition, loan servicing income increased 11.0% to $84,249 for the quarter ended September 30, 1995 from $75,867 for the quarter ended September 30, 1994 due to continued growth in the servicing portfolio of SBA loans. A decrease of 29.9% on the gain on sale of loans reflects management's decision to hold SBA loans for longer periods prior to sale and a decrease in SBA and mortgage loan activity in 1995 over the same period during 1994.

The allocation to the Provision for Loan Losses for the third quarter of 1995 was $30,000. There was no allocation for the third quarter of 1994. Net charge-offs for the quarter ended September 30, 1995 totaled $4,010 as compared to net recoveries of $1,491 for the same period in 1994.

Other expenses increased 1.7% to $1,013,825 for the quarter ended September 30, 1995 from $997,019 for the quarter ended September 30, 1994. These expenses represent the operational and administrative expenses of the Company and increased in proportion to the growth in assets.

Net income for the quarter ended September 30, 1995 totaled $259,523 as compared to net income of $182,524 for the quarter ended September 30, 1994. This increase in income was primarily the result of a 28.9% increase in interest and fees on loans and corresponding 18.7% increase in net interest income.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                    For the Quarter Ended September 30, 1995

PART I - FINANCIAL INFORMATION (Continued)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Interest income increased 35.5% to $4,515,625 for the nine month period ended September 30, 1995 from $3,333,760 for the nine month period ended September 30, 1994. The increased interest income was primarily due to an increase in average loans outstanding and investment securities during the first nine months of 1995. Interest income on loans held for sale also increased as loans were being held longer prior to sale. In addition, interest rates on loans were higher during the first nine months of 1995 as compared to the first nine months of 1994.

Interest expense increased 52.8% to $1,232,531 for the nine month period ended September 30, 1995 from $806,555 for the nine month period ended September 30, 1994. The increase in interest expense was the result of interest rates on interest bearing deposits being higher in the first nine months of 1995 as compared to the first nine months of 1994. In addition, there was a significant increase in Certificates of Deposit during the first nine months of 1995.

The following table reflects repricing options that are included in the balance sheet that are sensitive to changes in interest rate. At September 30, 1995, the cumulative one-year gap was a negative $16.6 million, representing 25.3% of earning assets. This means that $16.6 million of earning assets will reprice after the sources of funds reprice. During 1995, a period of declining interest rates, the Bank's negative gap position resulted in a slight decrease in its net interest margin. The Bank's net interest margin at September 30, 1995 was 6.9% as compared to 7.0% at December 31, 1994.

                       1-90 days  91-365 days  1-5 years  5-10 years  10+ years
                      ----------  ----------  ----------  ----------  ---------
Earning Assets            45,184       5,273       9,315       3,878      1,991
Net sources               58,234       8,825       1,030           0        564
Incremental gap          (13,050)     (5,552)     11,123       4,271        478
Cumulative gap           (13,050)    (16,602)     (8,317)     (4,439)    (3,012)
% of earning assets        (19.9)      (25.3)      (12.7)       (6.8)      (4.6)

Non-interest income decreased 26.9% to $959,437 for the first nine months of 1995 from $1,312,826 for the first nine months of 1994. Service charges increased 54.0% to $302,931 for the first nine months of 1995 from $196,746 for the first nine months of 1994. The primary reason for this increase was an increase in the service charge schedules for checking and savings accounts. In addition, loan servicing income increased 22.5% to $251,773 for the first nine months of 1995 from $205,483 for the first nine months of 1994 due to continued growth in the servicing portfolio of SBA loans. A decrease of 48.3% on the gain on sale of loans reflects management's decision to hold SBA loans for longer periods prior to sale and a decrease in SBA and mortgage loan activity in 1995 over the same period during 1994. An investment security was sold during the first quarter of 1994 in order to take advantage of favorable market conditions. The sale resulted in a pre-tax gain of $173,443. There were no sales of securities during the first nine months of 1995 and management does not anticipate any sales during the remainder of 1995.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                    For the Quarter Ended September 30, 1995

PART I - FINANCIAL INFORMATION (Continued)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

The allocation to the Provision for Loan Losses for the first nine months of 1995 was $40,000. There was no allocation for the first nine months of 1994. Net charge-offs for the nine month period ended September 30, 1995 totaled $49,860 as compared to net charge-offs which totaled $3,848 for the same period in 1994.

Other expenses increased 6.3% to $3,135,633 for the first nine months of 1995 from $2,951,127 for the nine month period ended September 30, 1994. These expenses represent the operational and administrative expenses of the Company and increased in proportion to the growth in assets.

Net income for the nine months ended September 30, 1995 totaled $596,698 as compared to net income of $504,904 for the nine months ended September 30, 1994. This increase in income was primarily the result of a 39.4% increase in interest and fees on loans and corresponding 29.9% increase in net interest income.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                    For the Quarter Ended September 30, 1995

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

Item 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                         AUBURN BANCORP AND SUBSIDIARY

                                   FORM 10-Q
                                  (Continued)

                    For the Quarter Ended September 30, 1995



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 14, 1995


                                 AUBURN BANCORP



                                 By     /s/ JOHN G. BRINER
                                     -----------------------------
                                        John G. Briner
                                        President and
                                        Chief Executive Officer




                                 By     /s/ THOMAS L. WALKER
                                     -----------------------------
                                        Thomas L. Walker
                                        Senior Vice President and
                                        Controller and Chief
                                        Financial Officer

      `