Form 10-K
period 1995-12-31
AUBURN BANCORP
filed 1996-03-29
CIK 707364

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                           Commission File No 0-17719

                                 AUBURN BANCORP
             (Exact Name of Registrant as Specified in its Charter)

                California                            94-2827787
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Reorganization)

                    540 Wall Street, Auburn, California 95603
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (916) 888-8405

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
            Title of Each Class                   Which Registered
                    None                                None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes x                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of March 15, 1996, the aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $5,870,000.

1,004,955 Shares of Common Stock were outstanding at March 15, 1996.

PART I

Item 1.  Business

The Bancorp was organized and incorporated under the laws of the State of California on December 31, 1981 and obtained approval of the Board of Governors of the Federal Reserve System to be a bank holding company. Approval was subsequently received from the Comptroller of the Currency on August 10, 1982 to organize Auburn Bank of Commerce, N.A.,("Bank") as a wholly owned subsidiary of Bancorp which opened for business on February 7, 1983. The name of the Bank was subsequently changed to The Bank of Commerce, N.A. on July 29, 1988.

The Bank currently operates out of its main office at 540 Wall Street, Auburn, California 95603, with branch offices at 10375 Brunswick Road, Grass Valley, California 95945 and 2893 Sunrise Blvd., Suite 106, Rancho Cordova, California 95741. In addition, a loan production office is maintained at 1601 Response Road, Sacramento, California 95815. The Bancorp has no industry segments other than its banking operations conducted by the Bank.

Services

The Bank offers a wide range of general commercial banking services. These include personal and business checking accounts and savings accounts, including money market accounts, "NOW" accounts and time certificates of deposit. The interest paid on time and savings deposits is priced at prevailing market conditions. The Bank also offers night depository and bank-by-mail services. The Bank sells travelers' checks (issued by an independent entity), cashier's checks and money orders. In addition, it provides note and collection services. The Bank does not offer trust or international banking services, but it will arrange for such services through a correspondent bank.

On the lending side, the Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans, with particular emphasis on short and medium-term loans. The Bank's long-term mortgage real estate loans are generally sold without recourse to institutional investors in the secondary market. In addition, the Bank continues to be one of the largest generators of Small Business Administration (SBA) loans in northern California and has been designated by SBA as a Preferred Lender.

The Bank's capital base, which includes stockholders' equity and the allowance for loan losses less intangibles at December 31, 1995, was $7,581,000. This capital base provides the Bank with lending limits of approximately $1,137,000 for unsecured loans. Loan limits for properly collateralized loans approximate $1,895,000. This is based upon federal law, which restricts a national bank to lend not more than 15 percent of its unimpaired capital and surplus, and an additional 10 percent for loans fully secured by readily marketable collateral, to any single customer. Management believes that this lending limit should be sufficient to meet the needs of most of the Bank's customers. If a customer requires, and deserves, more credit than the Bank can extend, the Bank will attempt to arrange to sell all, or a portion, of a prospective loan to another bank so as to accommodate the customer's credit needs while remaining within its legal lending limits.

Source of Business

Management obtains sufficient market penetration from the services referred to above and by the personal solicitation of the Bank's officers, directors and shareholders. All officers are responsible for making regular calls on potential customers to solicit business and on existing customers to obtain referrals. Promotional efforts are directed toward residents and small to medium-sized businesses. The Bank's customers deal with bankers who have commercial and real estate loan experience, lending authority and the time to quickly and competently serve customer banking needs. In order to expedite decisions on lending transactions, the Bank's senior loan committee meets on a regular basis and is available for committee meetings where immediate authorization is important to the customer.

The risk of nonpayment (or deferred payment) of loans is inherent to commercial banking. The Bank's marketing focus, directed toward residents and small to medium-sized businesses, may, however, involve certain lending risk not inherent in loans to larger companies. The smaller companies may have shorter operating histories, less sophisticated internal record keeping and financial planning capabilities, and greater debt-to-equity ratios.

Management of the Bank carefully evaluates all loan applicants and attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

Asset Management

As of December 31, 1995, approximately 22.3 percent of the Bank's deposits are non-interest bearing demand deposits and 77.7 percent are time and savings demand interest-bearing deposits. Of its time and savings deposits, approximately 71.4 percent are interest-bearing deposits without specified maturities or contractual provisions requiring advance notice to withdraw funds. The remaining 28.6 percent are interest-bearing with specified maturities or such contractual provisions.

Consistent with the requirements of prudent banking necessary to maintain liquidity, Management of the Bank invests the largest portion of the Bank's assets in loans of the types described above, with an emphasis on short-term real estate secured loans and longer term loans which are 75% to 80% guaranteed by the Small Business Administration. The Bank generally sells the guaranteed portion of these loans. As of December 31, 1995, commercial purpose loans, consumer loans and real estate loans constitute approximately 17.2 percent, 6.7 percent and 76.1 percent, respectively, of the Bank's loan portfolio. Loans are generally limited to less than 85 percent of the Bank's deposits. The balance of the Bank's investable funds are invested primarily in securities of the United States government and its agencies, obligations of states and political subdivisions, and the sale of Federal funds to other banks. At December 31, 1995, the portfolio mix of such investments was 24.3 percent, 17.9 percent, and
57.8 percent, respectively.

Competition

The banking business in California generally, and the Bank's primary service area in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Moreover, the entry of other independent commercial banks in the area surrounding Auburn, Grass Valley and Rancho Cordova affects the Bank's competitive position.

The Bank competes for deposits and loans principally with these banks, as well as with savings and loan associations, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. Among the advantages certain of these institutions have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Further, the effect of recent legislation has increased competition among different types of financial institutions for both deposits and loans.

Many of the major commercial banks operating in the Bank's primary service area offer certain services (such as international banking services) which will not be offered directly by the Bank and, by virtue of their greater total capitalization, have substantially higher lending limits than the Bank. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities will also compete with the Bank in the acquisition of deposits. In order to compete with the other financial institutions in its primary service area, the Bank relies principally upon local promotional activity, personal contacts by its Officers, Directors, employees and shareholders, and extended hours.

The Bank's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. For customers whose loan demands exceed the Bank's lending limit, the Bank attempts to arrange for such loans on a participation or sale basis with its correspondent banks.

In addition to competing with other financial institutions, commercial banks compete with other financial markets for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market funds which are not generally subject to federal deposit insurance and banking laws and regulations. In periods of high interest rates, such money market funds have provided substantial competition to banks for deposits and it is anticipated that they may continue to do so in the future. The discussion which follows, under the heading "Recent Legislation and Other Changes Affecting Banking", discusses the changes which have significantly altered the competitive banking environment.

Employees

As of December 31, 1995, the Bank had 50 full-time and 21 part-time employees.

Market Area

The Bank's primary service area consists of the cities of Auburn, Grass Valley and Rancho Cordova, California, and adjacent areas in Placer, Nevada and Sacramento Counties, including Newcastle, Loomis, Colfax, Meadow Vista, Bowman, Nevada City, Folsom and portions of Lincoln and Rocklin. This area is primarily rural; however, in recent years there has been increased commercial and light industrial development. This trend is expected to continue in the future.

The largest employer in the primary service area is Placer County, for which Auburn is the county seat. Major businesses and employers in the area are Modular Homes, Inc.; American Forest Products; Auburn Container; Pacific Gas & Electric; Pacific Telesis; the United States Government (Bureau of Reclamation); Cable Data and Auburn Faith Hospital.

The Holding Company

The capital stock of Bancorp is subject to the registration and periodic reporting requirements of the Securities Act of 1933. The Bank's common stock is exempt from such requirements.

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered as such and is subject to the supervision of the Federal Reserve Board. The Bancorp is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank, if, after giving effect to such acquisition of shares, the Bancorp would own or control more than 5 percent of the voting shares of such bank. The Bank Holding Company Act prohibits the Bancorp from acquiring any voting shares, interest in or substantially all of the assets of a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Under the Bank Holding Company Act, the Bancorp may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, except that it may engage in certain activities which, in the opinion of the Federal Reserve Board, are so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Bancorp is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in such activities. The Federal Reserve Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices. In making such determinations the Federal Reserve Board considers whether the performance of such activities by a bank holding company would offer advantages to the public, such as greater convenience, increased competition, or gains in undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Further, the Federal Reserve Board is empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The Bancorp has no present plans to directly or indirectly engage in any non-banking activity.

The Bancorp's primary source of income is the earnings of the Bank.

No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting therefrom losses and bad debts. The payment of dividends out of net profits of a national bank is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth part of the

Bank's net profits of the preceding half year, in the case of quarterly or semiannual dividends, or the preceding two consecutive half years in the case of an annual dividend, are transferred to the surplus fund.

Pursuant to 12 U.S.C. Section 60(a), the approval of the Comptroller shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its retained net profits of that year combined with its net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, pursuant to 12 U.S.C. Section 1818(b), the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice.

As a bank holding company, the Bancorp is required to file reports with the Federal Reserve Board and provide such additional information as the Federal Reserve Board may require. The Federal Reserve Board will also have the authority to examine the Bancorp and each of its subsidiaries, with the cost thereof to be borne by the Bancorp.

The Bancorp, and any subsidiaries which it may acquire or organize, will be deemed to be affiliates of the Bank, within the meaning set forth in the Federal Reserve Act. This means, for example, that there will be limitations on extensions of credit, including loans by the Bank to affiliates, on investments by the Bank in affiliates' stock and on the Bank's taking affiliates' stock as collateral for loans to any borrower. The Bancorp and its subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sales and distribution of securities.

The Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a customer's obtaining other services provided by it, the Bancorp, or any other subsidiary or on a promise by its customer not to obtain other services from a competitor.

Non-Banking Activities That May Be Engaged in by the Holding Company

Federal Reserve Regulation "Y" sets out those activities which are regarded as closely related to banking or managing or controlling banks, and thus, are permissible activities that may be engaged in by bank holding companies subject to approval in individual cases by the Federal Reserve Board. There has been litigation challenging the validity of certain activities authorized by the Federal Reserve Board for bank holding companies, and the Federal Reserve Board has various regulations in this regard still under consideration.

The Bank - General

The Bank, as a national banking association whose accounts are insured by the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Comptroller of the Currency. The Bank is a member of the Federal Reserve System and, as such, is subject to certain provisions of the Federal Reserve Act and regulations issued by the Board. The Bank is subject to applicable provisions of California law insofar as they do not conflict with, or are not preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. California law exempts banks from usury laws.

Recent Legislation and Other Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Bank are impossible to predict. Certain of the potentially significant changes which have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

On September 28, 1995, Governor Pete Wilson signed Assembly Bill 1482 (known as the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 and referred to herein as the "CIBBA") which allows for early interstate branching in California. Under the federally enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), discussed in more detail below, individual states could "opt-out" of the federal law that would allow banks on an interstate basis to engage in interstate branching by merging out-of-state banks with host state banks after June 1, 1997. In addition under IBBEA, individual states could also "opt-in" and allow out-of-state banks to merge with host state banks prior to June 1, 1997. The host state is allowed under IBBEA to impose certain nondiscriminatory conditions on the resulting depository institution until June 1, 1997. California in enacting CIBBA authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years.

Section 3824 of the California Financial Code ("Section 3824") as added by CIBBA provides for the election of California to "opt-in" under IBBEA allowing interstate bank merger transactions prior to July 1, 1997 of an out-of-state bank with a California bank that has been in existence for at least five years. The early "opt in" has the reciprocal effect of allowing California banks to merge with out-of-state banks where the states of such out-of-state banks have also "opted in" under IBBEA. The five year age limitation is not required when the California bank is in danger of failing or in certain other emergency situations.

Under IBBEA, California may also allow interstate branching through the acquisition of a branch in California without the acquisition of an entire California bank. Section 3824 provides an express prohibition against interstate branching through the acquisition of a branch in California without the acquisition of the entire California bank. IBBEA also has a provision allowing states to "opt-in" with respect to permitting interstate branching through the establishment of de novo or new branches by out-of-state banks. Section 3824 provides that California expressly prohibits interstate branching through the establishment of de novo branches of out-of-state banks in California, or in other words, California did not "opt-in" this aspect of IBBEA. CIBBA also amends the California Financial Code to include agency provisions to allow California banks to establish affiliated insured depository institution agencies out of state as allowed under IBBEA.

Other provisions of CIBBA amend the intrastate branching laws, govern the use of shared ATM's, allow the repurchase of stock with the prior written consent of the Superintendent, and amend intrastate branch acquisition and bank merger laws. Another banking bill enacted in California in 1995 was Senate Bill 855 (known as the State Bank Parity Act and is referred to herein as the "SBPA"). SBPA went into effect on January 1, 1996, and its purpose is to allow a California state bank to be on a level playing field with a national bank by the elimination of certain disparities and allowing the California Superintendent of Banks ("Superintendent") authority to implement certain changes in California banking law which are parallel to changes in national banking law such as closer conformance of California's version of Regulation O to the FRB's version of Regulation O.

On September 29, 1994, IBBEA was enacted which has eliminated many of the current restrictions to interstate banking and branching. The IBBEA permits full nationwide interstate banking to adequately capitalized and adequately managed bank holding companies beginning September 29, 1995 without regard to whether such transaction is expressly prohibited under the laws of any state. The IBBEA's branching provisions permit full nationwide interstate bank merger transactions to adequately capitalized and adequately managed banks beginning June 1, 1997. However, states retain the right to completely "opt out" of interstate bank mergers and to continue to require that out-of-state banks comply with the states' rules governing entry.

The states that opt out must enact a law after September 29, 1994 and before June 1, 1997 that (i) applies equally to all out-of-state banks and (ii) expressly prohibits merger transactions with out-of-state banks. States which opt out of allowing interstate bank merger transactions will preclude the mergers of banks in the opting out state with banks located in other states. In addition, banks located in states that opt out are not permitted to have interstate branches. States can also "opt in" which means states can permit interstate branching earlier than June 1, 1997.

The laws governing interstate banking and interstate bank mergers provide that transactions, which result in the bank holding company or bank controlling or holding in excess of ten percent of the total deposits nationwide or thirty percent of the total deposits statewide, will not be permitted except under certain specified conditions. However, any state may waive the thirty percent provision for such state. In addition, a state may impose a cap of less than thirty percent of the total amount of deposits held by a bank holding company or bank provided such cap is not discriminatory to out-of-state bank holding companies or banks.

On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") was enacted which covers a wide range of topics including small business and commercial real estate loan securitization, money laundering, flood insurance, consumer home equity loan disclosure and protection as well as the funding of community development projects and regulatory relief.

The major items of regulatory relief contained in the 1994 Act include an examination schedule that has been eased for the top rated banks and will be every 18 months for CAMEL 1 banks with less than $250 million in total assets and CAMEL 2 banks with less than $100 million in total assets (after two years the $100 million amount may be increased to $175 million, if the appropriate federal banking regulatory agency so permit). The 1994 Act amends Federal
Deposit  Insurance  Corporation  Improvement  Act of 1991  with  respect  to the
Section 124, the mandate to the federal banking agencies to issue safety and soundness regulations, including regulations concerning executive compensation allowing the federal banking regulatory agencies to issue guidelines instead of regulations.

Further regulatory relief is provided in the 1994 Act, as each of the federal regulatory banking agencies including the National Credit Union Administration Board is required to establish an internal regulatory appeals process for insured depository institutions within 6 months. In addition, the Department of Justice 30 day waiting period for mergers and acquisitions is reduced by the 1994 Act to 15 days for certain acquisitions and mergers.

In the area of currency transaction reports, the 1994 Act requires the Secretary of the Treasury to allow financial institutions to file such reports electronically. The 1994 Act also requires the Secretary of the Treasury to publish written rulings concerning the Bank Secrecy Act, and staff commentary on Bank Secrecy Act regulations must also be published on an annual basis.

The procedures for forming a bank holding company have also been simplified. The formal application process for many holding company formations is now a simplified 30 day notice procedure. In addition, the Securities Act of 1933 has been amended by the 1994 Act to further simplify the securities issuance in connection with a bank holding company formation.

On December 17, 1993, the President signed into law legislation to provide additional funding for failed savings associations under the jurisdiction of the Resolution Trust Corporation. In addition to providing such funding, the legislation, among other things, makes it more difficult for the federal banking agencies to obtain prejudgment injunctive relief against depository institutions and parties affiliated with such institutions, extends the moratorium on depository institutions converting from Savings Association Insurance Fund insurance to Bank Insurance Fund insurance or vice versa, and prohibits the FDIC from using any deposit insurance funds to benefit the shareholders of a failed or failing depository institution.

The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"), which was signed into law on August 10, 1993, contains numerous tax and other provisions which may affect financial institutions and their businesses. The Budget Act contains a provision that establishes a priority for depositors, or the FDIC as subrogee thereof, in the event of a liquidation or other resolution of an insured depository institution for which a receiver is appointed after August 10, 1993. In addition, under the existing cross-guarantee provisions of federal banking law, the FDIC has the power to estimate the cost of the failure of an insured depository institution and assess a charge against any financial institution affiliated with the failed institution.

On December 19, 1991, the FDIC Improvement Act of 1991 (the "1991 Act") was signed into law. The 1991 Act provides for the recapitalization and funding of the Bank Insurance Fund of the FDIC. In addition the 1991 Act includes many changes to banking law. Supervisory reforms provided under the 1991 Act include annual on-site full scope examinations of most insured institutions, additional audit and audit report requirements imposed on most insured institutions and a new annual report requirement for most insured institutions. Accounting reforms, including the prescription of accounting principles no less stringent than generally accepted accounting principles, and prescription of standards for the disclosure of off-balance sheet items, market value information and capital adequacy, are also provided for in the 1991 Act. In addition, the 1991 Act provides for a new rating system for insured institutions based on capital adequacy. Institutions will be categorized as critically undercapitalized, significantly undercapitalized, undercapitalized, adequately capitalized and well capitalized.

The FDIC has adopted definitions of how institutions will be ranked for prompt corrective action purposes. These definitions are as follows: (i) a well capitalized institution is one that has a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 10% and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level; (ii) an adequately capitalized institution is one that meets the minimum required capital adequacy levels but not that of a well capitalized institution; (iii) an undercapitalized institution is one that fails to meet any one of the minimum required capital adequacy levels but not as undercapitalized as a significantly undercapitalized institution; (iv) a significantly undercapitalized institution is one that has a total risk-based capital ratio of less than 6% and/or a leverage ratio of less than 3%; and (v) a critically undercapitalized institution is one with a leverage ratio of less than 2%.

The banking regulators will have broad powers to regulate undercapitalized institutions. Undercapitalized institutions must file capital restoration plans and are automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from opening new branches, making acquisitions or engaging in new lines of business without the approval of its appropriate banking regulator.

Holding companies with undercapitalized institutions will be prohibited from capital distributions without the prior approval of the FRB. Definite drop dead dates are mandated under the 1991 Act for when critically undercapitalized insured institutions must go under receivership or conservatorship.

The 1991 Act also requires the regulators to issue regulations in many areas of banking including prescribing safety and soundness standards as to internal controls, asset quality, earnings, stock valuation and executive compensation. Least cost resolution is mandated by the 1991 Act which will require the FDIC to use the least cost method case resolution. Beginning in 1995, the FDIC generally will not be permitted to cover uninsured depositors or creditors unless the President, Secretary of Treasury and the FDIC jointly determine that such is necessary to avoid systemic risk.

The 1991 Act also contains miscellaneous provisions including additional regulation of foreign banks, notification of branch closures, reduced assessments for lifeline account products, FDIC affordable housing program, Truth in Savings disclosure provisions, limitations on brokered deposits, restrictions on state bank nonbanking activities, risk-based assessments and deposit insurance limitations for certain accounts. The FDIC also adopted a risk-based assessment system for purposes of determining the insurance premium to be paid by a bank for FDIC deposit insurance.

The Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 (the "Crime Bill"), signed into law on November 29, 1990, also expanded the enforcement powers of regulatory authorities. The Crime Bill increases fines and prison terms for various financial institution related crimes; appoints additional prosecutors; establishes a system of rewards for people providing information leading to the prosecution of financial institution crimes; mandates prison terms of ten years to life for "kingpins" of financial institution crimes; makes it a crime to obstruct the examination of a financial institution to conceal assets from a conservator or to impede conservatorship operations; provides for the forfeiture of assets obtained through bank crimes; prohibits persons convicted of bank crimes from engaging in certain transactions with financial institutions or regulatory agencies; and provides that liabilities arising from a breach of fiduciary duty to a financial institution or the breach of an agreement to maintain the institution's capital cannot be discharged in bankruptcy. Further, the Crime Bill prohibits a financial institution from prepaying the salary, liabilities or legal expenses of an affiliated party if such prepayments are made in contemplation of an institution's insolvency or if such prepayments will prevent normal payments from being made to the institution's creditors. Golden parachute and indemnification payments can also be prohibited by regulatory authorities in certain circumstances if the institution is insolvent, is in conservatorship or receivership, is in troubled condition, or has received a regulatory rating in one of the two lowest rating categories (or in contemplation of such events).

On August 9, 1989, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was signed into law. FIRREA provided funding in the range of many billions of dollars for the so-called "bailout" of insolvent or seriously undercapitalized savings and loans, reorganized the federal regulatory structure of the financial institution industry, and expanded the enforcement authority of banking supervisory agencies. Tighter regulatory standards are required under FIRREA for the performance of real estate appraisals, and FIRREA provides for greater examination and disclosure of an insured depository institution's compliance with the Community Reinvestment Act which deals with the institution's record of meeting the credit needs of its entire community including low and moderate income neighborhoods.

It is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Impact of Monetary Policies

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings, and the interest received by the Bank on loans extended to its customers and on securities held in its portfolio, comprises the major portion of the Bank's earnings.

The earnings and growth of the Bank are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB can and does implement national monetary policy, such as seeking to curb inflation and combat recession by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the FRB influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact that future changes in fiscal or monetary policies or economic controls may have on the Bank's business and earnings cannot be predicted.

                            SELECTED STATISTICAL DATA


Distribution of Assets, Liabilities and Stockholders' Equity:

Interest Rates and Interest Differential


Set forth below are the consolidated assets, liabilities and stockholders' equity and applicable percentages computed on a daily average basis as of the dates indicated:


(Dollars In Thousands)                           Year Ended December 31,

Assets                                       1995   Percent        1994  Percent
------                                     -------  -------      ------- -------

Cash and Due from Banks ................   $ 5,112    6.9        $ 5,196    8.0
Federal Funds Sold .....................     6,471    8.8          6,668   10.3
Investment Securities ..................     6,550    8.9          5,221    8.0
Loans Held for Sale ....................     4,931    6.7          5,331    8.2
Loans, Net .............................    44,215   60.0         36,690   56.6
Bank Premises and Equipment ............     3,572    4.9          3,407    5.3
Other Assets ...........................     2,780    3.8          2,366    3.6
                                           -------  -----        -------  -----

         Total Assets ..................   $73,631  100.0%       $64,879  100.0%
                                           =======  =====        =======  =====

Liabilities and Stockholders'
           Equity

Non-interest Bearing Deposits ..........   $13,778   18.7        $12,087   18.6
Interest-bearing Deposits ..............    51,338   69.7         44,821   69.1
Long-term Debt .........................       572     .8            602     .9
Other Liabilities ......................       482     .7            258     .4
Stockholders' Equity ...................     7,461   10.1          7,111   11.0
                                           -------  -----        -------  -----

         Total Liabilities and
           Stockholders' Equity ........   $73,631  100.0%      $64,879   100.0%
                                           =======  =====       =======   =====

Average Balances and Interest Rates

The following tables indicate the amounts and average balances, amounts of return and average yield of interest-bearing assets and liabilities for the period indicated:

                                                   Year Ended December 31,
                                    ------------------------------------------------------
(Dollars In Thousands)                         1995                          1994
                                    ------------------------      ------------------------
                                    Balance  Interest  Rate       Balance   Interest  Rate
                                    -------  --------  -----      -------  --------- -----
Earning Assets

Federal Funds Sold ...............  $ 6,471   $   364    5.6%     $ 6,668   $   278    4.2%
Loans Held for Sale ..............    4,931       527   10.7        5,331       474    8.9
Investment Securities:
  Obligations of U.S. ............
    Government Agencies ..........    3,500       206    5.9        1,855       111    6.0
  Other Securities ...............    3,050       217    7.1        3,366       234    7.0
                                    -------   -------             -------   -------

         Total Investment
           Securities ............    6,550       423    6.5        5,221       345    6.6

Loans (Net) ......................   44,215     4,812   10.9       36,690     3,633    9.9
                                    -------   -------             -------   -------
         Total Earning
           Assets ................  $62,167   $ 6,126    9.9%     $53,910   $ 4,730    8.8%
                                    =======   =======             =======   =======

                                                   Year Ended December 31,
                                    ------------------------------------------------------
(Dollars In Thousands)                         1995                          1994
                                    ------------------------      ------------------------
                                    Balance  Interest  Rate       Balance   Interest  Rate
                                    -------  --------  -----      -------  --------- -----

Interest-Bearing Liabilities

Demand Deposits - Interest
  Bearing ........................  $32,910   $   758    2.3%     $33,253   $   740    2.2%
Savings Deposits .................    3,198        70    2.2        3,391        74    2.2
Time Deposits ....................   15,230       802    5.3        8,177       275    3.4
Long-term Debt ...................      572        49    8.6          602        51    8.5
                                    -------   -------             -------   -------

         Total Interest-
           Bearing Liabilities
                                    $51,910   $ 1,679    3.2%     $45,423   $ 1,140    2.5%
                                    =======   =======             =======   =======

Interest Income/Earning Assets ...                       9.9%                          8.8%
Interest Expense/Earning Assets ..                       2.7%                          2.1%
                                                        -----                        -----

         Net Interest Income and
           Net Yield on Interest-
           Earning Assets                     $ 4,447    7.2%               $ 3,590    6.7%
                                              =======   =====               =======  =====

Rate/Volume Analysis of Net Interest Revenue

The following table sets forth information regarding changes in interest income and interest expense for the Bank for the periods indicated. For each category of interest earning asset and interest bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by previous rate), (2) change in rate (changes in rate multiplied by previous volume) and (3) changes in rate/volume (change in rate multiplied by the change in volume).

(Dollars In Thousands)                  1995 over 1994(1)             1994 over 1993(1)
                                    --------------------------    --------------------------
                                    Volume     Rate     Total     Volume     Rate     Total

Increase (Decrease) in:

     Interest Income

Loans Held for Sale ..............     (31)       83        52       437         0       437
Federal Funds Sold ...............      (8)       94        86         9        86        95
Investment Securities ............      86        (8)       78        29       (18)       11
Loans ............................     792       383     1,175        98        78       176
                                    ------    ------    ------    ------    ------    ------

  Total increase (decrease) ......     839       552     1,391       573       146       719
                                    ------    ------    ------    ------    ------    ------

    Interest Expense

Demand Deposits - Interest
  Bearing ........................      (8)       26        18       122       (12)      110
Savings Deposits .................      (4)        0        (4)       (1)       (2)       (3)
Time Deposits ....................     298       195       493        18         3        21
Long-term Debt ...................      (3)        1        (2)       (2)       (5)       (7)
                                    ------    ------    ------    ------    ------    ------

  Total increase (decrease) ......     283       222       505       137       (16)      121
                                    ------    ------    ------    ------    ------    ------

Total change in net interest
  income .........................  $  556    $  330    $  886    $  436    $  162    $  598
                                    ======    ======    ======    ======    ======    ======


(1) The variance not solely due to rate or volume is proportionately allocated between the rate and volume variances.

Investment Portfolio

The following table summarizes the investments at amortized cost by term, distributions and yields as of December 31, 1995:

                                                   After Five
(Dollars In Thousands)            One Year          Years to          Over Ten
                                   or Less          Ten Years           Years             Total
Available-for-sale              Amount Yield      Amount Yield      Amount Yield      Amount Yield

U.S. Government
  Agencies ..................   $3,500   5.9%                                         $3,500   5.9%

Obligations of States &
  Political Subdivisions ....    1,000   7.5%     $1,571   8.2%                        2,571   7.9%

Federal Reserve Bank
  Stock .....................                                          141   6.0%        141   6.0%
                                ------   ---      ------   ---      ------   ---      ------   ---
         Total ..............   $4,500   6.3%     $1,571   8.2%     $  141   6.0%     $6,212   6.7%
                                ======   ===      ======   ===      ======   ===      ======   ===


The Company had no held-to-maturity investment securities at December 31, 1995.

Year End Balances

The following table summarizes the year-end balances and distributions of the Bank's investment securities held on the dates indicated. The Company had no held-to-maturity investment securities at December 31, 1995. Available-for- sale investment securities are shown at estimated market value:

(Dollars In Thousands)

                                                           Available-for-sale
                                                             1995      1994
                                                           -------   -------

U.S. Government Agencies ....................              $ 3,510   $ 3,410
State and Political Subdivisions ............                2,666     2,979
Federal Reserve Bank Stock ..................                  141       141
                                                           -------   -------
                                                           $ 6,317   $ 6,530
                                                           =======   =======
Loan Portfolio

The following table sets forth the amounts of gross loans outstanding at the end of the period indicated, according to the type of loan:

(Dollars In Thousands)                                        December 31,
                                                             1995      1994
                                                           -------   -------

Commercial, Financial, and Agricultural .....              $ 7,901   $ 6,858
Real estate - Construction ..................                2,791     2,871
Real estate - Mortgage ......................               32,283    31,796
Installment Loans to Individuals ............                3,093     2,192
                                                           -------   -------

         Total Loans ........................              $46,068   $43,717
                                                           =======   =======

Maturity of Loans and Sensitivity of Loans to Changes in Interest
  Rates
                                                                Fixed   Variable
                                              One               Rate     Rate
                                      Less    Year     More      Due      Due
                                      than     to      than     After    After
                                      One     Five     Five      One      One
(Dollars In Thousands)                Year    Years    Years     Year     Year
                                     ------   ------   ------   ------   ------
December 31, 1995

Commercial, Financial
  Agricultural ...................   $6,039   $1,395   $  467   $1,862   $3,843
Real Estate Construction .........    2,791


Impaired, Nonaccrual, Past Due and Restructured Loans

(Dollars In Thousands)                         Year Ended         Year Ended
                                            December 31, 1995  December 31, 1994
                                               Loan Amount        Loan Amount

Loans meeting the definition of
  impairment under SFAS 114 .................    $604,717            $      0

Loans accounted for on a non-
  accrual basis .............................    $604,717            $451,908

Accruing loans which are 90
  days or more past due as to
  interest or principal .....................    $ 62,801            $ 89,300

Troubled debt restructuring .................    $      0            $      0


Interest income on these loans included in net income for the year ended December 31, 1995 and 1994 totaled $54,949 and $28,384, respectively. Interest foregone on nonaccrual loans totaled $12,526 for the year ended December 31, 1995.

Impaired loans are defined as loans for which it is probable that all amounts due (including both principal and interest) will not be collected in accordance with the contractual term of the loan agreement. An impaired loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans are placed on non-accrual earlier if there is a reasonable doubt as to the collectibility of interest. Loans which are in the process of renewal in the normal course of business or are well secured and in the process of collection continue to accrue interest if Management considers the risk of loss to be minimal. Troubled debt restructurings are those loans for which the terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower or which would be classified as a restructured debt in a troubled loan situation.

Potential Problem Loans

Management knows of no potential problem loans that have not been reported above.

Foreign Loans

There are no foreign loans.

Loan Concentrations and Other Interest-Bearing Assets

As of December 31, 1995, there were no concentrations of loans exceeding 10 percent of total loans which were not otherwise disclosed as a category in the loan portfolio table. As of December 31, 1995, there were no other interest-bearing assets that would be required to be in the Impaired, Nonaccrual and Potential Problem Loans sections above if such assets were classified as loans, except as noted above.

Analysis of the Allowance for Loan Losses

                                                         Year Ended December 31,
(Dollars In Thousands)                                       1995      1994
                                                           -------   -------

Balance at beginning of period ..............              $   741   $   793
Charge-offs:
  Commercial, financial and agricultural ....                  (59)
  Real estate-mortgage ......................                  (64)      (72)
  Installment loans to individuals ..........                   (7)       (7)

Recoveries:
  Commercial, financial and agricultural ....                   49         3
  Real estate-mortgage ......................                    2        24
                                                           -------   -------

Net charge-offs .............................                  (79)      (52)
Additions charged to operations .............                   70
                                                           -------   -------

Balance at end of period ....................              $   732   $   741
                                                           =======   =======

Ratio of net charge-offs during the
  period to average loans outstanding
  during period .............................                  .18%      .14%
                                                           =======   =======

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged and recoveries are credited to the allowance for loan losses. The provision for loan losses is determined after considering various factors such as impaired loans, loan loss experience, the existing allowance for loan losses, current charges-offs and recoveries to the allowance for loan losses, and the overall quality of the portfolio, as determined by management, regulatory agencies and current economic conditions. The adequacy of the allowance for loan losses is determined after considering the results of the Bank's ongoing internal review of the portfolio which is undertaken to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate. In addition, consideration is given to the results of examinations and third-party loan file reviews performed annually. The Bank's loan loss experience, current charge-offs and recoveries, delinquency trends and current national and local economic conditions are also evaluated by management. 1996 losses for all loan categories as a percentage of average loans are expected to approximate the average for the previous three years. As over 95% of the loan portfolio is made up of commercial and real estate loans, the Bank does not specifically allocate the allowance for loan losses to particular categories of loans.

Deposit Structure

The following is a distribution of average daily deposits for the years ended December 31, 1995 and 1994.

                                                  Years Ended December 31,
(Dollars In Thousands)                           1995                  1994
                                                 ----                  ----
                                             Amount  Rate         Amount  Rate
Demand deposits
  Non-interest bearing .................    $13,778              $12,087
Demand deposits
  Interest bearing .....................     32,910   2.3%        33,253   2.2%
Saving deposits ........................      3,198   2.2          3,391   2.2
Time deposits ..........................     15,230   5.3          8,177   3.4
                                             -------             -------

         Total .........................    $65,116   3.2%       $56,908   2.4%
                                            =======              =======

Time deposits of $100,000 or more at December 31, 1995 had the following schedule of maturities:
(Dollars In Thousands)                                         December 31,
                                                                  1995

Three months or less .............................               $   875
Over three months to six months ..................                 1,514
Over six months to twelve months .................                 1,173
                                                                 -------

         Total ...................................               $ 3,562
                                                                 =======

Financial Ratios

The following table indicates the key financial ratios of Bancorp for the periods indicated:


                                                     Years Ended December 31,
                                                     1995       1994       1993
                                                   ------     ------     ------
Profitability ratios:
  Rate of return on average total assets ......      1.20%      1.26%      1.30%
  Rate of return on average stockholders'
    equity ....................................     11.79%     11.52%      9.96%
Liquidity and capital ratios:
  Dividend payout ratio .......................     35.50%     35.61%     30.86%
  Average stockholders' equity to average
    total assets ..............................     10.13%     10.96%     13.06%

Item 2.  Properties

Bancorp and Bank conduct operations at their main office at 540 Wall Street, Auburn, California, with branch banking offices at 10375 Brunswick Road, Grass Valley, California, and 2893 Sunrise Blvd, Suite 106, Rancho Cordova, California. The Bank also maintains a loan production office at 1601 Response Road, Suite 150, Sacramento, California.

The Auburn main office consists of a one-story building of approximately 4,000 square feet of office space with parking facilities on the property, which is owned by Bancorp in fee. The property is subject to a first trust deed securing a note with an original amount of $308,000.

The Bancorp also owns property in fee at 500 Wall Street, Auburn, California. The property includes a one-story building with approximately 5,200 square feet of office space. This space is used by the Bank and Bancorp for administrative offices. The property is also subject to a first trust deed securing a note in the original amount of $390,000.

The branch office located at 10375 Brunswick Road, Grass Valley, California, is a two-story building owned by the Bank with approximately 12,990 square feet of office space. The Bank occupies the lower floor of approximately 6,890 square feet. The upper floor is being leased to third parties.

The Bank leases its Rancho Cordova facility under a noncancellable operating lease which expires November 1999. The monthly rental is $5,133.90 and the office consists of approximately 3,843 square feet. The loan production office in Sacramento is approximately 2,085 square feet and is leased for $3,736.28 per month.

The Bank acquired property at the corner of Bell Road and Professional Drive in Auburn, California during December 1989. It was determined not to use this site for future Bank offices and the property is currently for sale.

Management of Bancorp and Bank believe that the facilities are appropriate and adequate for the operation of the business of Bancorp and Bank.

Item 3.  Legal Proceedings

There are no legal proceedings other than ordinary routine litigation incidental to the business pending against Bancorp or Bank to which the Bancorp or the Bank is a party or of which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

               a.  Market Information

               There is no established public trading market for Auburn Bancorp common stock. The Bancorp's common stock is traded over-the-counter, is not listed on any exchange and is not quoted on NASDAQ. The following table summarizes the trades about which management of Bancorp has information:

               Quarter Ended                              High(Ask) Low(Bid)
               --------------                             --------  --------
               December 31, 1995 ......................   $   7.63  $   7.63
               September 30, 1995 .....................       7.63      7.50
               June 30, 1995 ..........................       7.75      7.50
               March 31, 1995 .........................       7.50      7.50
               December 31, 1994 ......................       7.50      7.00
               September 30, 1994 .....................       8.00      7.00
               June 30, 1994 ..........................       8.13      7.50
               March 31, 1994 .........................       7.50      7.50

               b. Holders

               In addition, there were approximately 460 shareholders of Bancorp stock as of March 1, 1996.

               c. Dividends

               On February 14, 1996, the Board of Directors of the Bancorp declared a $.32 per share cash dividend distributed March 29, 1996 to shareholders of record on March 15, 1996.

               On January 18, 1995, the Board of Directors of the Bancorp declared a $.30 per share cash dividend distributed February 28, 1995 to shareholders of record on February 10, 1995.

               On January 19, 1994, the Board of Directors of the Bancorp declared a $.28 per share cash dividend distributed February 28, 1994 to shareholders of record on February 11, 1994.

               Under California law, the Bancorp is prohibited from paying dividends unless: (1) its retained earnings immediately prior to dividend payment equals or exceeds the amount of the dividend; or
               (2) immediately after giving effect to the dividend (i) the sum of the Bancorp's assets would be at least 125% of its liabilities and (ii) the current assets of the Bancorp would be at least equal to its current liabilities or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least 125% of its current liabilities.

               The Bancorp's principal source of funds, including funds available for payment of cash dividends to shareholders, consists of dividends paid and other funds advanced to the Bancorp by the subsidiary Bank. Statutory and regulatory requirements impose limitations on the amount of dividends payable by the Bank to the Bancorp and on extensions of credit by the Bank to the Bancorp. Extensions of credit by the Bank to the Bancorp are limited by 12 U.S.C. 371c to an amount not to exceed 10 percent of the capital stock and surplus of the Bank and must be on terms and conditions that are consistent with safe and sound banking practices. In addition, any such extension of credit must be secured by collateral having market values equal to specified percentages of the loan. Although there were no extensions of credit to the Bancorp by the Bank at December 31, 1995, the Bank was limited in the amount it could lend to the Bancorp to $730,000.

               Pursuant to 12 U.S.C. Sections 56 and 60, the Bank's shareholders are entitled to cash dividends when, as and if declared by the Board of Directors of the Bank out of funds properly available therefore. A dividend cannot be declared if it would exceed the Bank's net profits or if it would impair the Bank's capital. Furthermore, unless the Bank's surplus fund is equal to its common stock, no dividends can be paid until a required amount of the Bank's undivided profits has been transferred to its surplus fund. The approval of the Comptroller of the Currency is required if the total of all cash dividends declared by the Bank in a calendar year exceeds the total of the Bank's net profit for that year combined with its retained profits for the preceding two years. At December 31, 1995, $708,270 in retained earnings of the Bank were available for dividend payments.

Item 6.  Selected Financial Information

The following table summarizes certain consolidated financial information relating to Bancorp and Bank:

(Dollars in thousands except                  Years Ended December 31,
per share data)                       1995     1994     1993     1992     1991
                                    -------  -------  -------  -------  -------

CONSOLIDATED STATEMENTS
  OF OPERATIONS

  Total interest income ..........  $ 6,126  $ 4,731  $ 4,011  $ 4,112  $ 4,944
  Net interest income ............    4,447    3,590    2,992    2,822    2,950
  Provision for loan losses ......       70        0       90       50       82
  Net income .....................      880      819      738      572      469
  Per common share(1) ............  $   .85  $   .79  $   .65  $   .49  $   .40

CONSOLIDATED BALANCE SHEETS

  Total assets ...................  $76,128  $69,428  $57,119  $56,635  $54,134
  Net loans ......................   45,237   42,847   34,167   35,310   31,823
  Total deposits .................   67,246   61,070   49,242   48,503   46,287
  Allowance for loan losses ......      732      741      793      772      736
  Total stockholders'
    equity .......................  $ 7,800  $ 7,475  $ 7,063  $ 7,270  $ 6,925

STOCK DATA

  Cash dividends paid ............  $   .30  $   .28  $   .20  $   .20  $  --
  Book value per share(2) ........  $  7.91  $  7.18  $  6.78  $  6.39  $  6.08

SELECTED RATIOS (3)

  Return on average assets
      (net income divided
      by average total assets) ...     1.20%    1.26%    1.30%    1.05%     .87%
  Return on average equity
      (net income divided
      by average equity) .........    11.79%   11.52%    9.96%    8.03%    6.97%
  Equity to assets
      (average equity divided
      by average total assets) ...    10.13%   10.96%   13.06%   13.11%   12.54%
  Net yield on average
      interest-earning assets ....     9.85%    8.77%    8.52%    9.12%   10.80%
  Average net loans
      to average deposits ........    67.90%   64.47%   73.77%   72.86%   79.20%

(1) Per share net income is based on weighted-average number of shares of common stock and common stock equivalents outstanding during each period.
(2) The book value per share is based on total stockholders' equity divided by the number of shares outstanding as of the date indicated. Total stockholders' equity includes the unrealized loss on available-for-sale investment securities, net of taxes, at December 31, 1995 and 1994.
(3)   Average balances are based on daily average balances for each month.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management's   discussion   and   analysis  is  intended  to  provide  a  better
understanding of the financial condition and results of operations of Auburn Bancorp (the "Company") and its wholly-owned subsidiary, The Bank of Commerce, N.A. (the "Bank"). This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, along with other financial information included in this report.

Financial Overview

Auburn Bancorp and subsidiary produced earnings of $880,000 for 1995, representing earnings per share of $.85. This represents a 7.4% increase over 1994 earnings of $819,000 and a 19.2% increase from 1993 earnings of $738,000. Total assets increased to $76,128,000, as compared to 1994 assets of $69,428,000. The improved earnings for 1995 were primarily the result of a 24% increase in net interest income and only a marginal increase in operating expenses. Interest on loans held for sale increased to $527,000 for 1995 from $474,000 for 1994 and $37,000 for 1993 and was the result of retaining Small
Business Administration loans held for sale for longer periods before being sold.

Net Interest Income

The primary source of earnings for the Bank is its net interest income, the amount by which interest and fees on loans and investments exceed interest paid on deposits and long-term debt. Net interest income for 1995 was $4,447,000, which represents a 23.9% increase from 1994, and a 48.6% increase from 1993. Average loans outstanding increased 20.5% to $44,215,000 in 1995 from $36,690,000 in 1994. The increase in average loans outstanding was the primary reason for the increase in net interest income. However, average yields on loans also increased to 10.9% in 1995, from 9.9% in 1994 and 9.7% in 1993. In addition, average yields on investments decreased to 6.5% from 6.6% in 1994, and 7.2% in 1993.

Although average yields on interest-bearing deposits increased in 1995 to 3.2%, from 2.4% in 1994 and 2.5% in 1993, the Bank's earning assets, such as loans, reflect changes in interest rates more readily than do its interest-bearing liabilities, such as certificates of deposit. Non-interest bearing deposits increased 8.8%, to $15,025,000 in 1995 from $13,816,000 in 1994. Interest bearing deposits increased 10.5% to $52,221,000 in 1995 from $47,253,000 in 1994. Total interest income increased $1,395,000 for 1995 and total interest expense increased $538,000 for 1995, leaving an increase in net interest income of approximately $857,000.

Management believes net interest margins will decrease slightly under current economic conditions. The Bank's net interest margin averaged 7.2% in 1995 as compared to 6.7% in 1994 and 6.3% in 1993.

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses in the loan portfolio which can be expected to occur in the normal course of operations. The level of the allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing and anticipated economic conditions. At December 31, 1995, the allowance for loan losses totaled $732,000, or 1.6% of gross loans. This compares to $741,000 or 1.7% of total gross loans at December 31, 1994. Impaired loan totaled $605,000 at December 31, 1995. The allowance for loan losses included an allocation for these loans totaling $76,000. Nonaccrual loans totaled $605,000 and $452,000 at December 31, 1995 and 1994, respectively. Nonperforming loans (loans greater than 90 days past due and still accruing interest) totaled $62,800 and $481,900 at December 31, 1995 and 1994, respectively. The Bank's net charge-offs remain minimal at $79,000, $51,000 and $69,000 for the years ended December 31, 1995, 1994 and
1993, respectively. The provision for loan losses was $70,000 in 1995, as compared to no provision in 1994 and $90,000 in 1993. The provision to the allowance for loan losses in 1995 reflects the continued high level of asset quality as evidenced by the minimal charge-offs and delinquencies experienced during the year. In addition, management does not believe that any loans classified for regulatory purposes represent a significant risk of loss to the Bank or that there are any negative trends or uncertainties reflected in their quarterly analysis of the adequacy of the allowance for loan losses which would materially impact future operating results.

Other Real Estate

Other real estate acquired through foreclosure during 1995 was $599,000 as compared to none in 1994. Other real estate sold during 1995 resulted in a net loss of $7,000.

Non-interest Income

Non-interest income is comprised primarily of service charges on deposit accounts and gains on sales of investments and loans. Service charges on deposit accounts were $367,600 in 1995 as compared to $252,700 in 1994 and $232,400 in 1993.

There were no sales of investments in 1995. A gain of $173,000 was recognized on the sale of investments in 1994 and there were no sales of investments in 1993. At December 31, 1995, an unrealized gain on available- for-sale investment securities totaling $104,355 existed in the portfolio. At December 31, 1994 and 1993, an unrealized loss of $195,365 and a gain of $406,000, respectively, existed in the investment portfolio .

In addition, the Bank's mortgage and Small Business Administration (SBA) lending departments generated gains from the sale of loans totaling $535,000 in 1995, $1,101,000 in 1994 and $1,234,000 in 1993. The decrease in income from the sale of loans during 1995 occurred as a result of a decrease in the SBA loans originated and sold. Sales of the guaranteed portion of SBA loans totaled $7,952,000 in 1995, $18,419,000 in 1994 and $12,275,000 in 1993. The decrease in
SBA activity was the result of a funding shortfall in the SBA program during 1995, which restricted SBA lending activity for several months. The Bank continues to focus significant attention toward increasing SBA loan volumes. However, the present yield curve and risk based pricing are presently making alternative financing more attractive than the SBA 7a program. As a result, SBA lending for real estate purposes has been impacted and 1996 volumes should be approximately at the 1995 level. Our marketing program has been expanded in an effort to increase volumes to offset these effects. After the sale of the quaranteed portion, the Bank continues to service these loans, resulting in servicing income of $335,000 in 1995, $288,000 in 1994 and $197,000 in 1993. The
volume of servicing income will continue to grow with the continued sales of SBA loans.

Loans Held for Sale

In May 1995, the Financial Accounting Standards Board issued SFAS 122, Accounting for Mortgage Servicing Rights. This Statement requires that the rights to service mortgage loans for others, whether those servicing rights are acquired through the purchase or origination of the related loans, be recognized as separate assets. In addition, capitalized mortgage servicing rights must be evaluated for impairment based on the fair value of the rights. This Statement is effective for fiscal years beginning after December 15, 1995. Earlier application is encouraged, but was determined by the Company to be impracticable. The Company does not believe that the adoption of SFAS 122 will have a significant impact on its financial position and results of operations when implemented.

Non-interest Expense

Non-interest expense increased 3.7% to $4,250,000 in 1995, from $4,097,000 in 1994 and 26.7% from $3,355,000 in 1993 primarily due to an increase in salary and employee benefit expense.

Salary and employee benefit expense, before deferred loan origination costs, increased 3.8%, to $2,554,000 in 1995 from $2,461,000 in 1994 and 32.2% from
$1,932,000 in 1993.  Other  expenses  decreased  4.3% to $1,216,000 in 1995 from
$1,271,000 in 1994 and increased 15.3% from $1,055,000 in 1993.

Cumulative Effect of Change in Accounting Principle

On January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to an asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. The cumulative effect on prior years of this change in accounting principle increased 1993 net income by $19,000, or $.02 per share.

Liquidity Management

Both the Company and the Bank must maintain adequate liquidity to service long-term debt, accommodate customer withdrawals of deposits and fund new loans. The main sources of liquidity are cash and due from banks, Federal funds sold, marketable investment securities, loan repayments and the sale of SBA and mortgage loans. Investment securities are a secondary source of liquidity and are categorized as available-for-sale. The ratio of cash, Federal funds sold, marketable investment available-for-sale securities and loans held for sale to total liabilities was 35.6% at December, 31, 1995, as compared to 32.8% at December 31, 1994.

The Bank's liquidity is also enhanced by its strong core deposit base. At December 31, 1995, demand deposits and interest-bearing savings deposits (e.g., savings, money market accounts and CODs) of the Bank increased from the previous year's ending balances by $1,209,000 and $1,677,000, respectively. In addition, the Bank has a $2,000,000 unsecured Federal funds purchase agreement with one of its correspondent banks. Although management believes current liquidity levels are adequate, cash flow requirements of the Company and the Bank are continually monitored.

Interest Rate Sensitivity

Because the majority of the Company's assets and liabilities are interest rate sensitive, fluctuations in interest rates expose the Company to potential increases and decreases in its net interest income. The following table reflects repricing options that are included in the December 31, 1995 balance sheet that are sensitive to changes in interest rates.


(Dollars In Thousands)
                                   1-90 days 91-365 days   1-5 years  5-10 years   10+ years

Earning assets ...................   $44,394     $ 5,206     $10,656     $ 3,870     $ 1,033
Net sources ......................    58,014       8,782         450           0         557
Incremental gap ..................   (13,620)     (3,576)     10,206       3,870         476
Cumulative gap ...................   (13,620)    (17,196)     (6,990)     (3,120)     (2,644)
% of earning assets ..............     (20.9)      (26.4)      (10.7)       (4.8)       (4.1)


At December 31, 1995, the cumulative one-year gap was a negative $17.2 million, representing 26.4% of earning assets. As a result, $17.2 million of earning assets will reprice after the sources of funds are eligible to be repriced. Interest rates increased during the first half of 1995, but began to decrease in the latter part of the year. During a period of rising interest rates the Bank's negative gap position should result in a decrease in its net interest margin. However, because the Bank's deposits do not respond to interest rate changes as readily as its loans, the Bank's net interest margin increased in 1995.

Capital Acquisitions

Additions to premises and equipment during 1995 totaled $53,000.

Regulatory Capital

The Office of the Comptroller of the Currency specifies minimum capital ratios for national banks using both risk-weighted assets (risk-based capital ratio) and average assets (leverage ratio). Regulatory accounting principles, which differ from generally accepted accounting principles, are applied in the calculation of these ratios.

Total risk-based capital consists of the following two elements:

     Tier I - Common stock, additional paid-in capital, retained earnings, less certain intangible assets such as goodwill and core deposit premiums.

     Tier II - Allowance for loan losses, limited to 1.25% of risk-weighted assets.

In addition, certain additional capital guidelines were defined under the Federal Deposit Insurance Corporation Improvement Act. These guidelines include minimum capital ratios for banks considered to be well capitalized.

The Bank's capital ratios and the respective minimum regulatory requirements at December 31, 1995, 1994 and 1993 were as follows:

                                                     1995       1994      1993
                                                    ------     ------    ------
Leverage Ratio

The Bank of Commerce, N.A .....................       9.1%       9.0%       9.5%
Minimum requirement for "Well-
  Capitalized" institution ....................       5.0%       5.0%       5.0%
Minimum regulatory requirement ................       4.0%       4.0%       4.0%

Tier I Risk-Based Capital Ratio

The Bank of Commerce, N.A .....................      11.8%      12.2%      12.7%
Minimum requirement for "Well-
  Capitalized" institution ....................       6.0%       6.0%       6.0%
Minimum regulatory requirement ................       4.0%       4.0%       4.0%

Total Risk-Based Capital Ratio

The Bank of Commerce, N.A .....................      13.1%      13.4%      13.9%
Minimum requirement for "Well-
  Capitalized" institution ....................      10.0%      10.0%      10.0%
Minimum regulatory requirement ................       8.0%       8.0%       8.0%

Dividends

The following dividends were declared by the Board of Directors of the Company during 1996 and the four years ended December 31, 1995:


                   Amount Per Share                  Distribution Date

                         $.32                        March 29, 1996
                          .30                        February 28, 1995
                          .28                        February 28, 1994
                          .20                        February 26, 1993
                          .20                        February 14, 1992


Stock Redemption

During 1993, the Company offered to purchase up to 140,000 shares, 12% of its common stock outstanding as of October 31, 1993, at a price of $7.00 per share. Upon expiration of the tender offer on December 17, 1993, the Company had redeemed 97,402 shares at a total cost of $716,782, which included stock redemption expense of $34,968. Of the total shares redeemed, 30,982 were tendered by members of the Company's Board of Directors.

During 1995, the Company repurchased, at market price, 6,028 shares of its outstanding common stock from a retiring director and 50,000 shares from other stockholders. In addition, the Company repurchased, at market price, 250 shares of outstanding common stock from the Company's 401(k) Profit Sharing Stock Ownership Plan. The cost of the redemptions totaled $422,147.

The Future

Management believes 1996 will be a year of continued growth. Although interest rates are expected to decline and the competition for deposits among financial institutions, non-financial institutions and non-regulated industries remains challenging, the directors, officers and employees are committed to meeting these challenges.

The business plan for 1996 calls for developing the Bank's current existing markets in Auburn, Grass Valley and Rancho Cordova. In addition, our loan production office in Sacramento should continue to provide a broader marketing area for SBA loans.

Although its business plan is more aggressive in 1996, the Bank is committed to remaining focused on the business and professional sectors of the community and continuing the conservative loan underwriting practices that have served the Bank well in the past.

Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements
                                                                Page(s)

         Independent Auditor's Report .....................     F-1

         Consolidated Balance Sheet .......................     F-2

         Consolidated Statement of Income .................     F-3 and F-4

         Consolidated Statement of Stockholders'
           Equity .........................................     F-5

         Consolidated Statement of Cash Flows .............     F-6 and F-8

         Notes to Consolidated Financial Statements .......     F-9 to F-35

Item 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant


                                                Year First                      Principal
         Name and Title                          Appointed               Occupation During the
      Other Than Director            Age          Director                    Past Five Years
------------------------------       ---       --------------    --------------------------------------
John G. Briner                       56             1981         President and Chief Executive  Officer
Director, President and                                          of the Company and the Bank.
Chief Executive Officer

Paul Brocker                         71             1986         General Contractor  and  Owner of Paul
                                                                 Brocker Construction and Brocker,
                                                                 Brocker & Brocker, Auburn.

Pamela J. Briner                     45             ___          Executive  Officer and  Cashier of the
Executive Officer                                                Company  and  Bank  since  March 1996.
and Casher                                                       Executive  Officer of the Company  and
                                                                 Bank since 1988.

Mark Lund                            46             ___          Executive  Vice  President  and  Chief
Executive Vice President                                         Credit  Officer  of  the Company since
and Chief Credit Officer                                         September, 1994 and of the Bank  since
                                                                 January, 1992. Mr. Lund was previously
                                                                 the Bank's Credit  Administrator  from
                                                                 1988 to 1992.

D. Dwight Odom, M.D.                 58             1981         Former  Gynecologist and  President of
Chairman of the Board                                            D. Dwight  Odom,  M.D., Inc.,  Auburn.
                                                                 Dr. Odom  retired  from practice as of
                                                                 December 31, 1993.

Thomas E. Propp                      47             1995         Managing Partner.  CFO & CPA of  Tate,
Director                                                         Propp, Beggs & Sugimoto,an accountancy
                                                                 corporation.

Donald L. Robinson                   65             1981         Owner and President  of  Don  Robinson
Director                                                         Sand  & Gravel, Inc., Auburn, and  Don
                                                                 Robinson Construction Inc., Auburn.

Harry E. Sands                       69             1981         Retired.  Former business executive.
Secretary

Virgil R. Traynor, D.V.M.            58             1981         Veterinarian  and  Owner  of  Edgewood
Director                                                         Veterinary Clinic, Auburn.

Gary N. Weeks                        54             1988         Owner and President of Marina Imports,
Director                                                         Grass Valley.

H. Ray Yamasaki                      63             1981         Landscape Architect, Owner and  Presi-
Vice Chairman                                                    dent of YamasakiNursery, Inc., Auburn.

All directors have been elected to serve for a one year term until the 1996 Annual Meeting of Shareholders and until their successors are elected and have qualified. The executive officers are appointed for a one year term until the 1996 Annual Meeting of Shareholders and are subject to at-will termination by the Company, except as may be provided by employment agreements. None of the directors or executive officers wereselected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such. There are no family relationships among any of the directors and executive officers of the Company, except Ms. Pamela J. Briner is the spouse of John G. Briner. No director or executive officer of the Company serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and more than ten-percent shareholders are required by Securities Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during 1995 its officers, directors and more than ten-percent shareholders complied with all filing requirements applicable to them.

Item 11.  Executive Compensation



                                             Summary Compensation Table



                                                                                   Long Term Compensation
                         Annual Compensation                                         Awards            Payouts
          (a)                 (b)          (c)          (d)         (e)          (f)         (g)         (h)          (i)
                                                                   Other
                                                                   Annual     Restricted                            All Other
       Name and                                                    Compen-       Stock                   LTIP        Compen-
       Principal                          Salary       Bonus       sation       Award(s)   Options/    Payouts       sation(1)
       Position              Year           ($)         ($)          ($)          ($)        SARs        ($)            ($)

     John G. Briner          1995        $128,400      $18,000                              10,000                    $8,657
     President and
     Chief Executive Officer
     of the Company
     and the Bank
                             1994        $124,163      $30,947                               3,000                   $11,483
                             1993        $118,400       $7,500                                   0                    $7,266

     Mark A. Lund            1995         $84,625      $10,388                               6,500                    $6,735
     Executive Vice President
     of the Company and
     the Bank

                             1994         $81,626      $14,244                               2,000                    $7,384
                             1993         $77,739      $10,325                                   0                    $5,597


(1) These amounts represent the Bank's contribution under the Bank's Profit Sharing/401(k) Plan and the cost of premiums for excess group insurance.



                                             Option/SAR Grants Table

                                        Option/SAR Grants in Last Fiscal Year



                                                 Individual Grants

         (a)                         (b)                        (c)                         (d)                         (e)
                                                             % of Total
                              Number of Securities           Options/SARs
                                  Underlying                  Granted to                 Exercise or
                                 Options/SARs                Employees in                Base Price                  Expiration
         Name                     Granted (#)                 Fiscal Year                ($/Share)                      Date

     Jack G. Briner                 10,000                       21.7%                     $7.75                       7/2005
     Mark A. Lund                    6,500                       14.1%                     $7.75                       7/2005




                                      Option/SAR Exercises and Year-End Value Table

                          Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Value


         (a)                         (b)                        (c)                         (d)                         (e)
                                                                                                                     Value of
                                                                                        Number of                Unexercised In-
                                                                                       Unexercised                   the-Money
                                                                                     Options/SARs at             Options/SARs at
                                                                                       Year-End (#)                Year-End ($)
                               Shares Acquired on          Value Realized               Exercisable/               Exercisable/
         Name                     Exercise (#)                  ($)                    Unexercisable               Unexercisable


     John G. Briner                   0                         N/A                  33,388/12,400(1)              $79,318/$300(1)
     Mark L. Lund                     0                         N/A                  22,785/6,900(1)               $53,329/$200(1)


     N/A - means not applicable.

     (1)      Options only.

Employment Agreements

The Company and Bank have employment agreements with Messrs. Briner and Lund. Both agreements provide for four weeks vacation, health, disability and life insurance benefits, use of an appropriate company car for business use, stock options in amounts to be determined by the board of directors, and indemnification for matters incurred in connection with any action against the executive which arose out of and was within the scope of his employment, provided that the executive acted in good faith and in a manner the executive reasonably believed to be in the best interests of the Company and the Bank and with respect to a criminal matter if the executive also had no reasonable cause to believe his conduct was unlawful.

Pursuant to Mr. Briner's agreement, Mr. Briner is to serve for a term of five years commencing January 1, 1995 as the President and Chief Executive Officer of the Company and the Bank. The base annual salary for Mr. Briner is $120,000 per year, with increases to be determined at the discretion of the Boards of Directors of the Bank and the Company. If the Company and the Bank terminate Mr. Briner without cause, Mr. Briner shall be entitled to (i) two years base salary, and (ii) continuation of insurance benefits for six months. Upon any merger or consolidation where the Company and the Bank are not the surviving or resulting corporations, or upon any transfer of all or substantially all of the assets of the Company and the Bank, and Mr. Briner not be retained for the remaining term of the agreement in a position comparable to that of the highest level vice president of the resulting corporation or another position acceptable to Mr. Briner, the resulting corporation shall pay to Mr. Briner three years of his base salary plus such amount to cover the federal and state income taxes on the three years of base salary and the "golden parachute" taxes required by Section 280G of the Internal Revenue Code in a lump sum within ten days of such termination.

Pursuant to Mr. Lund's agreement, Mr. Lund is to serve for a term of three years commencing January 1, 1995 as the Executive Vice President and Chief Credit Officer of the Company and the Bank. The base annual salary for Mr. Lund is $84,625 per year, with increases to be determined at the discretion of the Boards of Directors of the Bank and the Company. If the Company and the Bank terminate Mr. Lund without cause, Mr. Lund shall be entitled to (i) six months base salary or the remaining compensation to be paid to him under his agreement, whichever is less, and (ii) continuation of insurance benefits for three months. Upon any merger or consolidation where the Company and the Bank are not the surviving or resulting corporations, or upon any transfer of all or substantially all of the assets of the Company and the Bank, and Mr. Lund not be retained in a position satisfactory to Mr. Lund with the resulting corporation, the resulting corporation shall pay to Mr. Lund a maximum of nine months of his then base pay.

In addition Mr. Briner has a salary continuation agreement with the Bank which provides that the Bank will pay him $75,000 per year for 15 years following his retirement from the Bank at age 65 ("Retirement Age"). In the event of disability while Mr. Briner is actively employed prior to Retirement Age, he will have the option to take a benefit amount based on the vesting schedule below for 15 years beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits provided by the Bank. In the event Mr. Briner dies while actively employed by the Bank prior to Retirement Age, his beneficiary will receive from the Bank a benefit amount based on the vesting schedule below for 15 years beginning one month after his death. In the event of termination without cause, early retirement, or voluntary termination, Mr. Briner shall receive a benefit amount based on the vesting schedule below for 15 years beginning with the month following the month in which Executive terminates employment and attains age 65. The vesting schedule is 12% per year of service for the first five years beginning May 18, 1994, and decreases to 8% additional per year of service for the last five years. In the event Mr. Briner is terminated for cause he will forfeit any benefits from the salary continuation agreement.

Compensation of Directors

The directors of the Company do not receive compensation from the Company, however, the directors do receive a fee of $500 for attendance at the Bank's board of directors meetings and $200 for each of the Bank's committee meetings attended, up to a maximum of $700 per month per director for all meetings attended.

Item 12.  Shareholdings of Certain Beneficial Owners and Management

Management of the Company knows of no person who owns, beneficially or of record either individually or together with associates, 5 percent or more of the outstanding shares of the Company's common stock except as set forth herein. The following table sets forth, as of March 15, 1996, the number and percentage of shares of the Company's outstanding common stock beneficially owned, directly or indirectly, by each of the Company's directors named executive officers and principal shareholders and by the directors and executive officers of the Company as a group. The shares "beneficially owned" are determined under Securities and Exchange Commission rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which a director, principal shareholder or officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of March 15, 1996. Unless otherwise indicated, the persons listed below have sole voting and investment powers. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

                                                          Amount and Nature of           Percent
Beneficial Owner                                          Beneficial Ownership          of Class(1)

Directors and Named Executive Officers:

John G. Briner                                                67,287(2)                    5.8%
Pamela J. Briner                                              27,864(2)                    2.6%
Paul Brocker                                                   6,046(3)                      *
Mark A. Lund                                                  23,765(4)                    2.2%
D. Dwight Odom, M.D.                                          46,927(5)                    4.2%
Thomas E. Propp                                                6,933(6)                      *
Donald L. Robinson                                            14,033(7)                    1.3%
Harry E. Sands                                                37,192(8)                    3.5%
Virgil R. Traynor, D.V.M.                                     15,009(9)                    1.4%
Gary N. Weeks                                                 30,405(10)                   2.8%
H. Ray Yamasaki                                               27,343(11)                   2.6%

All Directors and Executive Officers
as a Group (numbering 11)                                    235,178(1)                   27.9%

Principal Shareholders:

Cede & Co.                                                   104,347(12)                   9.8%


*        Less than 1%.


                       (Footnotes on the following page.)

(1) In calculating the percentage ownership of each director and executive officer and the directors and executive officers as a group, the total number of shares outstanding includes 64,711 shares subject to options held by directors and executive officers that were exercisable within 60 days of March 15, 1996.

(2) Mr. Briner has shared voting and investment powers as to 22,352 shares and has 33,338 shares acquirable by exercise of stock options. Mr. Briner's address is c/o Auburn Bancorp, 540 Wall Street, Auburn, California 95604. Ms. Briner spouse of Mr. Briner has shared voting and investment powers over the same 22,352 shares that Mr. Briner has shared voting and investment powers. Ms. Briner has 746 shares acquirable by exercise of stock options.

(3) Mr. Brocker has shared voting and investment powers as to all of these shares. Mr. Brocker has 723 shares acquirable by exercise of stock options.

(4) Mr. Lund has shared voting and investment powers as to 399 shares. Mr. Lund has 22,785 shares acquirable by exercise of stock options.

(5) Dr. Odom has shared voting and investment powers as to 6,957 shares, and has 723 shares acquirable by exercise of stock options.

(6)  Mr. Propp has shared voting and investment powers as to 266 shares.

(7)  Mr. Robinson has 723 shares acquirable by exercise of stock options.

(8) Mr. Sands has shared voting and investment powers as to 29,814 shares, and has 723 shares acquirable by exercise of stock options.

(9) Dr. Traynor has shared voting and investment powers as to 14,286 shares, and has 723 shares acquirable by exercise of stock options.

(10) Mr. Weeks has shared voting and investment powers as to 28,682 shares.

(11) Mr. Yamasaki has shared voting and investment powers as to 23,958 shares, and has 723 shares acquirable by exercise of stock options.

(12) The address of Cede & Co. is P.O. Box 20, Bowling Green Station, New York, New York, 10004.

Item 13.  Certain Relationships and Related Transactions

Some of the Company's directors and executive officers and their immediate families as well as the companies with which they are associated are customers of, or have had banking transactions with, the Bank in the ordinary course of the Bank's business, and the Bank expects to have banking transactions with such persons in the future. In management's opinion, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

             (a) 1. Financial Statements                            Page

                    See Part II, Item 8                             27

                 2. Financial Statement Schedules

                    All schedules are omitted either because they are not required, are not applicable, or the information is otherwise shown in Items 7 or 8.

                 3. Exhibits Filed

                    (i)  Articles of Incorporation                  AI-1 to AI-3
                    (ii) Bylaws                                     B-1 to  B-13

                    Articles of Incorporation and Bylaws were filed with Securities and Exchange Commis-sion in connection with the 1988 S-4, reg-istration No.33-20889 in favor of Auburn Bancorp. Exhibits filed in connection with this filing reflect all subsequent amend-ments.

                    (10)  Employment Agreement of John G. Briner    E-1
                    (10a) Employment Agreement of Mark A. Lund      E-10
                    (10b) Employment Agreement of Thomas L. Walker  E-19

                    (12) The computation of earnings per share is discussed in Footnote 1 to the Financial Statements included in Part II, Item 8.

                    (22)  Subsidiaries of Bancorp

                          The Bank of Commerce, N.A. is the
                          sole wholly-owned subsidiary of Auburn
                          Bancorp.

                    (23)  Consent of Accountants                    C-1

             (b)    Reports on Form 8-K

                    No reports on Form 8-K were filed during the last quarter of 1995.

             (c)    Exhibits

                                POWER OF ATTORNEY


Auburn Bancorp, and each of the undersigned, do hereby constitute and appoint John G. Briner and Thomas L. Walker and each of them individually, as attorney-in-fact, to act as its or their true and lawful attorneys to execute on behalf of Auburn Bancorp and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    March 1, 1996

                                        AUBURN BANCORP (Registrant)



                                        By  /s/ JOHN G. BRINER
                                           ------------------------------
                                           John G. Briner
                                           President and
                                           Chief Executive Officer



                                        By  /s/  THOMAS L. WALKER
                                           ------------------------------
                                           Thomas L. Walker
                                           Executive Vice President and
                                           Controller and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the dates indicated:

Signature and Title                                Date


/s/  JOHN G. BRINER                               8 MAR 96
-----------------------------                     --------
John G. Briner
Director/President and
Chief Executive Officer


/s/  PAUL BROCKER                                 8 MAR 96
-----------------------------                     --------
Paul Brocker, Director


/s/  D. DWIGHT ODOM, M.D.                         8 MAR 96
-----------------------------                     --------
D. Dwight Odom, M.D., Chairman


/s/  DONALD L. ROBINSON                           3/8/96
-----------------------------                     --------
Donald L. Robinson, Director


/s/  THOMAS E. PROPP                              3/8/96
-----------------------------                     --------
Thomas E. H. Propp, Director


/s/  HARRY E. SANDS                               3/8/96
-----------------------------                     --------
Harry E. Sands, Director


/s/  VIRGIL R. TRAYNOR, D.V.M.                    3/8/96
-----------------------------                     --------
Virgil R. Traynor, D.V.M.
Director

/s/  GARY N. WEEKS                                3/8/96
-----------------------------                     --------
Gary N. Weeks, Director


/s/  HIDEO RAY YAMASAKI                           8 MAR 96
-----------------------------                     --------
H. Ray Yamasaki, Director

                          AUBURN BANCORP AND SUBSIDIARY


                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                        DECEMBER 31, 1995, 1994 AND 1993

                                       and

                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
     and Stockholders
Auburn Bancorp

        We have audited the accompanying consolidated balance sheet of Auburn Bancorp and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auburn Bancorp and subsidiary as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

        As discussed in Notes 1 and 2 to the financial statements, the Company changed its methods of accounting for certain investments in debt and equity securities in 1994.







                                                 Certified Public Accountants

Sacramento, California
January 19, 1996

                          AUBURN BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1995 and 1994



                                                               1995          1994
                                                           ------------   ------------

                          ASSETS

Cash and due from banks ...............................    $  5,263,475   $  5,404,454
Federal funds sold ....................................       8,300,000      6,200,000
Loans held for sale ...................................       4,473,733      2,173,423
Investment securities (market value of $6,316,500
   in 1995 and $6,529,500 in 1994) (Note 2) ...........       6,316,500      6,529,500
Loans, less allowance for loan losses of $732,483
   in 1995 and $741,323 in 1994 (Note 3) ..............      45,237,229     42,846,549
Bank premises and equipment, net (Note 4) .............       3,092,082      3,409,874
Goodwill and other intangibles (Note 5) ...............         454,477        524,479
Accrued interest receivable and other assets (Note 9) .       2,990,713      2,339,272
                                                           ------------   ------------

                                                           $ 76,128,209   $ 69,427,551
                                                           ============   ============

                      LIABILITIES AND
                   STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing ...............................    $ 15,025,492   $ 13,816,423
   Interest bearing (Note 6) ..........................      52,221,000     47,253,089
                                                           ------------   ------------

         Total deposits ...............................      67,246,492     61,069,512

Long-term debt (Note 8) ...............................         556,529        586,893
Accrued interest payable and other liabilities ........         525,512        296,000
                                                           ------------   ------------

         Total liabilities ............................      68,328,533     61,952,405
                                                           ------------   ------------

Commitments and contingencies (Note 10)

Stockholders' equity (Note 11):
   Preferred stock - no par value; 10,000,000 shares
      authorized; none issued .........................            --             --
   Common stock - no par value; 10,000,000 shares
      authorized; issued and outstanding - 985,498
      shares in 1995 and 1,041,053 shares in 1994 .....       5,107,501      5,525,420
   Retained earnings ..................................       2,631,879      2,064,511
   Unrealized gain (loss) on available-for-sale
      investment securities, net of taxes (Note 2) ....          60,296       (114,785)
                                                           ------------   ------------

         Total stockholders' equity ...................       7,799,676      7,475,146
                                                           ------------   ------------

                                                           $ 76,128,209   $ 69,427,551
                                                           ============   ============

              The accompanying notes are an integral part of these
                              financial statements.

                                 AUBURN BANCORP AND SUBSIDIARY

                               CONSOLIDATED STATEMENT OF INCOME

                     For the Years Ended December 31, 1995, 1994 and 1993




                                                   1995           1994           1993
                                               ------------   ------------   ------------

Interest income:
   Interest and fees on loans ................ $  4,812,185   $  3,633,191   $  3,457,365
   Interest on taxable investment
      securities .............................      422,568        347,840        334,057
   Interest on Federal funds sold ............      363,689        275,490        182,445
   Interest on loans held for sale ...........      527,143        474,062         36,934
                                               ------------   ------------   ------------

         Total interest income ...............    6,125,585      4,730,583      4,010,801
                                               ------------   ------------   ------------

Interest expense:
   Interest on deposits ......................    1,629,994      1,089,056        960,648
   Interest on long-term debt (Note 8) .......       48,721         51,187         58,498
                                               ------------   ------------   ------------

         Total interest expense ..............    1,678,715      1,140,243      1,019,146
                                               ------------   ------------   ------------

         Net interest income .................    4,446,870      3,590,340      2,991,655

Provision for loan losses (Note 3) ...........       70,000                        90,000
                                               ------------   ------------   ------------

         Net interest income after
           provision for loan losses .........    4,376,870      3,590,340      2,901,655
                                               ------------   ------------   ------------

Non-interest income:
   Service charges ...........................      367,550        252,734        232,360
   Loan servicing income .....................      334,580        288,204        196,873
   Gain on sale of loans .....................      535,085      1,100,891      1,233,581
   Gain on sale of investment
      securities .............................                     173,444
   Other .....................................      192,873        128,880         60,504
                                               ------------   ------------   ------------

         Total non-interest income ...........    1,430,088      1,944,153      1,723,318
                                               ------------   ------------   ------------















                                          (Continued)

                                 AUBURN BANCORP AND SUBSIDIARY

                               CONSOLIDATED STATEMENT OF INCOME
                                          (Continued)

                     For the Years Ended December 31, 1995, 1994 and 1993


                                                   1995           1994           1993
                                               ------------   ------------   ------------

Other expenses:
   Salaries and employee benefits
      (Notes 3 and 13) ...................     $  2,293,813   $  2,114,245   $  1,701,573
   Occupancy .............................          335,541        349,830        287,925
   Equipment .............................          404,480        362,083        310,047
   Other (Note 12) .......................        1,216,439      1,271,074      1,055,260
                                               ------------   ------------   ------------

         Total other expenses ............        4,250,273      4,097,232      3,354,805
                                               ------------   ------------   ------------

         Income before income taxes
           and cumulative effect of
           change in accounting
           principle .....................        1,556,685      1,437,261      1,270,168

Income taxes (Note 9) ....................          677,000        618,600        551,500
                                               ------------   ------------   ------------

         Income before cumulative
           effect of change in
           accounting principle ..........          879,685        818,661        718,668

Cumulative effect on prior years of
   change in accounting principle
   (Note 9) ..............................                                         19,000
                                               ------------   ------------   ------------

         Net income ......................     $    879,685   $    818,661   $    737,668
                                               ============   ============   ============


Earnings per share:
   Income before cumulative effect
      of change in accounting principle ..     $        .85   $        .79   $        .63

   Cumulative effect of change in
      accounting principle ...............                                            .02
                                               ------------   ------------   ------------

         Net earnings per share ..........     $        .85   $        .79   $        .65
                                               ============   ============   ============

Weighted average number of
   shares outstanding ....................        1,029,033      1,041,053      1,134,396
                                               ============   ============   ============









              The accompanying notes are an integral part of these
                              financial statements.

                          AUBURN BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1995, 1994 and 1993


                                                                             Unrealized
                                                                             Gain (Loss)
                                                                            on Available-
                                         Common Stock                          For-Sale
                                                                Retained      Investment
                                     Shares        Amount       Earnings      Securities         Total

Balance,
   January 1, 1993 ...........      1,138,45   $   6,242,20   $  1,027,368                  $  7,269,570

Cash dividend $.20
   per share .................                                    (227,691)                     (227,691)

Redemption of
   common stock
   (Note 11) .................       (97,402)      (716,782)                                    (716,782)

Net income ...................                                     737,668                       737,668
                                ------------   ------------   ------------   ------------   ------------

Balance,
   December 31, 1993 .........     1,041,053      5,525,420      1,537,345                     7,062,765

Cash dividend $.28
   per share .................                                    (291,495)                     (291,495)

Net income ...................                                     818,661                       818,661

Unrealized loss on avail-
   able-for-sale invest-
   ment securities, net
   of taxes (Note 2) .........                                                   (114,785)      (114,785)
                                ------------   ------------   ------------   ------------   ------------

Balance,
   December 31, 1994 .........     1,041,053      5,525,420      2,064,511       (114,785)     7,475,146

Cash dividend $.30 per
   share .....................                                    (312,317)                     (312,317)

Stock options exercised
   and related tax bene-
   fits (Note 11) ............           723          4,228                                        4,228

Redemption of common
   stock (Note 11) ...........       (56,278)      (422,147)                                    (422,147)

Net income ...................                                     879,685                       879,685

Net change in unrealized
   (loss) gain on avail-
   able-for-sale invest-
   ment securities, net
   of taxes (Note 2) .........                                                    175,081        175,081
                                ------------   ------------   ------------   ------------   ------------

Balance,
   December 31, 1995 .........       985,498   $   5,107,50   $   2,631,87   $     60,296   $  7,799,676
                                ============   ============   ============   ============   ============


              The accompanying notes are an integral part of these
                              financial statements.

                                 AUBURN BANCORP AND SUBSIDIARY

                             CONSOLIDATED STATEMENT OF CASH FLOWS

                     For the Years Ended December 31, 1995, 1994 and 1993



                                                        1995           1994           1993
                                                    ------------   ------------   ------------

Cash flows from operating activities:
   Net income ....................................  $    879,685   $    818,661   $    737,668
   Adjustments to reconcile net income
      to net cash (used in) provided by
      operating activities:
      Depreciation and amortization ..............       449,381        410,876        358,733
      Cumulative effect of change in
         accounting principle ....................                                     (19,000)
      Provision for loan losses ..................        70,000                        90,000
      Decrease in deferred loan origin-
         ation fees and costs, net ...............       (30,375)        (9,869)       (55,393)
      Gain on sale of available-for-sale
         investment securities ...................                     (173,444)
      Gain on sale of assets, net ................                      (12,331)        (1,977)
      Net increase in unamortized
         discount on retained portion
         of sold loans ...........................        18,908        220,121        388,904
      Net decrease (increase) in the present
         value of future servicing income ........         2,132       (238,507)      (250,381)
      Net (increase) decrease in loans
         held for sale ...........................    (2,300,310)       137,637     (2,158,347)
      Increase in accrued interest
         receivable and other assets .............      (151,064)      (203,666)       (89,736)
      Increase (decrease) in accrued
         interest payable and other
         liabilities .............................       229,512         96,275        (30,174)
      Deferred tax benefits ......................       (58,000)       (10,700)       (28,700)
                                                    ------------   ------------   ------------

         Net cash (used in) provided by
           operating activities ..................      (890,131)     1,035,053     (1,058,403)
                                                    ------------   ------------   ------------

















                                   (Continued)

                          AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993



                                                        1995           1994           1993
                                                    ------------   ------------   ------------

Cash flows from investing activities:
   Proceeds from matured investment
      securities .................................                                $    300,000
   Proceeds from matured available-
      for-sale investment securities .............  $    500,000   $    500,000
   Proceeds from sale of available-
      for-sale investment securities .............                    2,204,400
   Purchases of investment securities ............                                    (501,563)
   Purchases of available-for-sale
      investment securities ......................                   (4,591,942)
   Net (increase) decrease in loans ..............    (2,992,286)    (8,890,056)       767,049
   Purchase of life insurance policies ...........                     (700,000)
   Proceeds from sale of assets ..................         3,794         18,516        115,834
   Additions to bank premises and
      equipment ..................................       (52,660)      (368,338)      (234,780)
   Acquisition of other real estate ..............       (26,076)
                                                    ------------   ------------   ------------

         Net cash (used in) provided
           by investing activities ...............    (2,567,228)   (11,827,420)       446,540
                                                    ------------   ------------   ------------

Cash flows from financing activities:
   Net increase in demand, interest
      bearing and savings deposits ...............     2,886,197      7,647,925      2,050,348
   Net increase (decrease) in time
      deposits ...................................     3,290,783      4,179,692     (1,311,591)
   Principal payments on long-term
      debt .......................................       (30,364)       (27,898)       (17,512)
   Payments to redeem common stock ...............      (422,147)      (716,782)
   Cash dividends paid ...........................      (312,317)      (291,495)      (227,691)
   Proceeds from exercised options ...............         4,228
                                                    ------------   ------------   ------------
         Net cash provided by (used
           in) financing activities ..............     5,416,380     11,508,224       (223,228)
                                                    ------------   ------------   ------------

         Increase (decrease) in cash
           and cash equivalents ..................     1,959,021        715,857       (835,091)

Cash and cash equivalents at
   beginning of year .............................    11,604,454     10,888,597     11,723,688
                                                    ------------   ------------   ------------

Cash and cash equivalents at
   end of year ...................................  $ 13,563,475   $ 11,604,454   $ 10,888,597
                                                    ============   ============   ============





                                   (Continued)

                          AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


              For the Years Ended December 31, 1995, 1994 and 1993



                                                        1995           1994           1993
                                                    ------------   ------------   ------------

Supplemental disclosure of cash
  flow information:

  Cash paid during the year for:
      Interest expense ...........................  $  1,446,859   $  1,103,192   $    989,829
      Income taxes ...............................  $    719,045   $    527,500   $    602,500

Non-cash investing activities:

   Real estate acquired through
      foreclosure ................................  $    598,841                  $     51,532
   Net change in unrealized gain (loss)
      on available-for-sale investment
      securities .................................  $    299,720   $   (195,365)
































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

     Loans Held for Sale

     Loans held for sale consist of Small Business Administration (SBA) guaranteed loans and are carried at the lower of cost or market value. Loans held for sale subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. Unrealized losses on loans held for sale are included in other expenses. Realized gains or losses are determined on the specific identification method and are reflected in non-interest income or expense.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loans Held for Sale(Continued)

     In May 1995, the Financial Accounting Standards Board issued SFAS 122, Accounting for Mortgage Servicing Rights. This Statement requires that the rights to service mortgage loans for others, whether those servicing rights are acquired through the purchase or origination of the related loans, be recognized as separate assets. In addition, capitalized mortgage servicing rights must be evaluated for impairment based on the fair value of the rights. This Statement is effective for fiscal years beginning after December 15, 1995. Earlier application is encouraged, but was determined by the Company to be impracticable. The Company does not believe that the adoption of SFAS 122 will have a significant impact on its financial position and results of operations when implemented.

     Investment Securities

     The Company adopted Statement of Financial Accounting Standards (SFAS) 115 Accounting for Certain Investments in Debt and Equity Securities on January 1, 1994. SFAS 115 requires that investments be classified into one of the three following categories:

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

     Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circum-stances.

     Gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loans

     On January 1, 1995, the Company adopted SFAS 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. As a result of these statements, impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement. The amount of initial impairment and any subsequent change in expected cash flows is recognized in the allowance for loan losses through a charge to the provision for loan losses. The adoption of SFAS 114 and 118 did not have a material impact on the Bank as losses in the allowance for loan losses had been previously provided for using methods which approximated the requirements of SFAS 114.

     Loans are stated at principal balances outstanding, except for loans transferred from the loans held for sale account which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

     Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Sales and Servicing of SBA Loans

     Included in loans held for sale are loans which are 70% to 90% guaranteed by the Small Business Administration (SBA). The guaranteed portion of these loans are sold to a third party, with the Bank retaining the unguaranteed portion. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Bank may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within ninety days of the settlement date. At December 31, 1995, the Bank had received premiums of $208,634 which were subject to these recourse provisions. In addition, the Bank receives a fee to service the loan represented by the difference between the rate paid by the borrower to the Bank and the rate paid by the Bank to the purchaser. Any excess of this fee over the normal cost of servicing the loan is recorded as additional gain (excess servicing fees).

     The Bank's investment in an SBA loan is allocated between the retained portion of the loan, the excess servicing fee, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of the sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The excess servicing fee is included in accrued interest receivable and other assets in the financial statements and is amortized over the estimated life of the related loan. Significant future prepayments of these loans will result in the recognition of additional amortization of related excess servicing fees.

     Allowance for Loan Losses

     The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The allowance is based on the character of the loan portfolio, management's analysis of the portfolio, and business and economic conditions in the Bank's service area. The allowance is established through a provision for loan losses which is charged to expense.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Other Real Estate

     Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequent gains or losses on sales or writedowns are recorded in other income or expenses as incurred. In the financial statements, other real estate is included in accrued interest receivable and other assets.

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

     Income Taxes

     Effective January 1, 1993, the Company adopted SFAS 109, Accounting for Income Taxes. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an assets and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

     The adjustments to the January 1, 1993 balance sheet to adopt SFAS 109 are reflected in 1993 net income as the cumulative effect of a change in accounting principle.

     Cash Equivalents

     For the purpose of the statement of cash flows, the Company considers cash and due from banks and Federal funds sold to be cash equivalents. Generally, Federal funds are sold for one day periods.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings Per Share

     Earnings per share are calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The dilutive effect of stock options outstanding from the application of the treasury stock method has been considered in the computation of common stock equivalents.

     Loans Serviced for Others

     Loans with unpaid balances of $50,329,000 and $47,644,000 were being serviced for others at December 31, 1995 and 1994, respectively.

2.   INVESTMENT SECURITIES

     As discussed in Note 1, the Bank adopted SFAS 115 as of January 1, 1994. There was no cumulative effect on prior years of this change in accounting principle. However, adoption resulted in an increase in stockholders' equity of $238,000.

     The amortized cost and estimated market value of investment securities at December 31, 1995 and 1994 consisted of the following:

     Available-for-Sale:

                                                           1995
                                                    Gross          Gross       Estimated
                                 Amortized       Unrealized     Unrealized       Market
                                   Cost             Gains         Losses         Value

     U.S. Government
        agencies .............  $  3,499,856   $     10,546   $       (402)  $  3,510,000
     Obligations of states
        and political sub-
        divisions ............     2,571,789         94,211                     2,666,000
     Federal Reserve
        Bank stock ...........       140,500                                      140,500
                                ------------   ------------   ------------   ------------

                                $  6,212,145   $    104,757   $       (402)  $  6,316,500
                                ============   ============   ============   ============

     Net unrealized gains on available-for-sale investment securities totaling $104,355 were recorded net of $44,059 in tax liabilities as a separate component of stockholders' equity. There were no sales or transfers of investment securities during 1995.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.   INVESTMENT SECURITIES (Continued)

     Available-for-Sale: (Continued)

                                                           1994
                                                    Gross          Gross       Estimated
                                 Amortized       Unrealized     Unrealized       Market
                                   Cost             Gains         Losses         Value

     U.S. Government
        agencies .............  $  3,499,922                  $    (89,922)  $  3,410,000
     Obligations of states
        and political sub-
        divisions ............     3,084,443   $        460       (105,903)     2,979,000
     Federal Reserve
        Bank stock ...........       140,500                                      140,500
                                ------------   ------------   ------------   ------------

                                $  6,724,865   $        460   $   (195,825)  $  6,529,500
                                ============   ============   ============   ============

     Net unrealized losses on available-for-sale investment securities totaling $195,365 were recorded net of $80,580 in tax benefits as a separate component of stockholders' equity. Proceeds and gross realized gains from the sale of available- for-sale investment securities for the year ended December 31, 1994 totaled $2,204,400 and $173,444, respectively. There were no sales of investment securities during 1993.

     The amortized cost and estimated market value of debt securities at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Available-for-Sale
                                                                      Estimated
                                                      Amortized         Market
                                                        Cost            Value

     Within one year ...........................   $  4,499,856    $  4,521,000
     After five years through ten years ........      1,571,789       1,654,000
     Federal Reserve Bank stock ................        140,500         140,500
                                                   ------------    ------------

                                                   $  6,212,145    $  6,315,500
                                                   ============    ============

     Investment   securities  with  amortized  costs  totaling   $3,071,878  and
     $3,585,068 and market values totaling $3,165,000 and $3,460,000 were pledged to secure deposits at December 31, 1995 and 1994, respectively.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.   LOANS

     Outstanding loans are summarized below:

                                                           December 31,

                                                       1995            1994
                                                   ------------    ------------

     Commercial ................................   $  7,901,397    $  6,857,703
     Real estate-mortgage ......................     32,282,575      31,795,561
     Real estate-construction ..................      2,791,456       2,871,406
     Installment ...............................      3,092,672       2,191,965
                                                   ------------    ------------

                                                     46,068,100      43,716,635

     Deferred loan fees ........................        (98,388)       (128,763)
     Allowance for loan losses .................       (732,483)       (741,323)
                                                   ------------    ------------
                                                   $ 45,237,229    $ 42,846,549
                                                   ============    ============

     Changes in the allowance for loan losses were as follows:

                                                        1995           1994           1993
                                                    ------------   ------------   ------------

     Balance, beginning of year .................   $    741,323   $    792,514   $    771,512
     Provision charged to operations ............         70,000         90,000
     Losses charged to allowance ................       (130,465)       (79,143)       (73,051)
     Recoveries .................................         51,625         27,952          4,053
                                                    ------------   ------------   ------------

            Balance, end of year ................   $    732,483   $    741,323   $    792,514
                                                    ============   ============   ============


        The recorded investment in loans that were considered to be impaired under SFAS 114, as discussed in Note 1, totaled $604,717 at December 31, 1995. The related allowance for loan losses on these loans at December 31, 1995 was $75,590. The average recorded investment in impaired loans for the year ended December 31, 1995 was $424,000, and the Bank recognized no interest income on these loans during that same period.

        At December 31, 1995 and 1994, nonaccrual loans totaled $604,717 and $451,908, respectively. Interest foregone on these loans totaled $12,526 and $47,120 for the years ended December 31, 1995 and 1994, respectively. There was no interest foregone for the year ended December 31, 1993.

        Salaries and employee benefits totaling $260,305, $346,571 and $230,508 have been deferred as loan origination costs for the years ended December 31, 1995, 1994 and 1993, respectively.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.   LOANS (Continued)

     Sales and Servicing of SBA Loans

     A summary of the activity in SBA loans for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                    December 31,
                                                        1995           1994           1993
                                                    ------------   ------------   ------------
     SBA loans originated .......................   $ 14,854,365   $ 23,918,021   $ 20,694,127
     SBA loans sold .............................      7,951,725     18,419,284     12,275,161
     Premium received at sale ...................        696,430      1,447,586      1,453,823
     Excess servicing retained ..................        133,782        309,207        282,443
     Amortization charged against
        earnings ................................        135,914         70,700         32,060
     Balance of excess servicing retain-
        ed at period end ........................        669,538        671,670        433,163

     Excess servicing was calculated based on an allocation of the investment in the loan between the sold portion of the loan, the retained portion of the loan and the excess servicing retained based on the relative fair value of each component.

4.   BANK PREMISES AND EQUIPMENT

     Bank premises and equipment consisted of the following:

                                                           December 31,

                                                       1995            1994
                                                   ------------    ------------

     Land ......................................   $  1,024,480    $  1,024,480
     Bank premises .............................      1,889,710       1,889,710
     Furniture, fixtures and equipment .........      2,001,596       1,995,005
                                                                   ------------

                                                      4,915,786       4,909,195

            Less accumulated depreciation ......     (1,823,704)     (1,499,321)
                                                   ------------    ------------

                                                   $  3,092,082    $  3,409,874
                                                   ============    ============

     Depreciation included in occupancy and equipment expense totaled $366,658, $331,793 and $288,647 for the years ended December 31, 1995, 1994 and 1993, respectively.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.   GOODWILL AND OTHER INTANGIBLES

     Goodwill, recognized in business combinations accounted for as purchases, represents the excess of cost over the fair value of the acquired assets and is being amortized using the straight-line method over fifteen years. Other intangibles include premiums paid for acquired deposits and are being amortized using the straight-line method over ten years. Amortization expense totaled $70,004 for each of the three years ended December 31, 1995, 1994 and 1993.

6.   INTEREST-BEARING DEPOSITS

     Interest-bearing deposits consisted of the following:

                                                           December 31,

                                                       1995            1994
                                                   ------------    ------------

     Savings ...................................   $  3,204,097    $  3,241,026
     Money market ..............................     16,020,870      16,582,965
     NOW accounts ..............................     18,086,693      15,810,541
     Time, $100,000 or more ....................      3,824,778       3,665,948
     Other time ................................     11,084,562       7,952,609
                                                                   ------------

                                                   $ 52,221,000    $ 47,253,089
                                                   ============    ============

     Interest expense recognized on time deposits of $100,000 or more totaled $156,675, $99,487 and $90,779 for the years ended December 31, 1995, 1994 and 1993, respectively.

7.   SHORT-TERM BORROWING ARRANGEMENTS

     The Bank has a $2,000,000 unsecured Federal funds purchase agreement with one of its correspondent banks. There were no borrowings outstanding under this agreement at December 31, 1995 or 1994.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.   LONG-TERM DEBT

     Long-term debt consists of mortgage notes bearing fixed interest rates of 8.5% due June 28, 2010. Both notes are secured by land and buildings which have a carrying value of approximately $399,000. Both notes contain acceleration clauses and provide for adjustments to interest rates. Future principal payments are as follows:

                               1996                          $     33,048
                               1997                                35,969
                               1998                                39,149
                               1999                                42,608
                               2000                                46,375
                            Thereafter                            359,380
                                                             ------------
                                                             $    556,529
                                                             ============
     The Company paid $48,721, $51,187 and $58,498 in interest on long-term debt during the years ended December 31, 1995, 1994 and 1993, respectively.

9.   INCOME TAXES

     The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

                                              Federal        State           Total


     1995

     Current                               $    526,000   $    209,000   $    735,000
     Deferred                                   (37,000)       (21,000)       (58,000)
                                           ------------   ------------   ------------

            Income tax expense             $    489,000   $    188,000   $    677,000
                                           ============   ============   ============

     1994

     Current                               $    458,100   $    171,200   $    629,300
     Deferred                                    (5,700)        (5,000)       (10,700)
                                           ------------   ------------   ------------

            Income tax expense             $    452,400   $    166,200   $    618,600
                                           ============   ============   ============

     1993

     Current                               $    423,900   $    156,300   $    580,200
     Deferred                                   (19,400)        (9,300)       (28,700)
                                           ------------   ------------   ------------

            Income tax expense             $    404,500   $    147,000   $    551,500
                                           ============   ============   ============

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.   INCOME TAXES (Continued)

     As discussed in Note 1, the Company adopted SFAS 109 as of January 1, 1993. The cumulative effect on prior years of this change in accounting principle increased 1993 net income by $19,000 or $.02 per share, and is reported separately in the Consolidated Statement of Income for the year ended December 31, 1993.

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1995 and 1994:

                                                        1995            1994
                                                   ------------    ------------

     Deferred tax assets:
        Allowance for loan losses ..............   $    295,000    $    296,000
        Future benefit of state tax deduction ..         67,000          60,000
        Excess servicing fees ..................         14,000          17,000
        Deferred compensation ..................         31,000          19,000
        Unrealized loss on available-for-sale
            investment securities ..............                         81,000
        Other ..................................                          2,000

            Total deferred tax assets ..........        407,000         475,000
                                                   ------------    ------------

     Deferred tax liabilities:
        Bank premises and equipment ............       (173,000)       (207,000)
        Deposit premiums .......................        (25,000)        (33,000)
        Unrealized gain on available-for-sale
            investment securities ..............        (44,000)
        Other ..................................        (19,000)        (11,000)
                                                   ------------    ------------

            Total deferred tax liabilities .....       (261,000)       (251,000)
                                                   ------------    ------------

               Net deferred tax assets .........   $    146,000    $    224,000
                                                   ============    ============

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.   INCOME TAXES (Continued)

     The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes. The significant items comprising these differences for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

                                       1995               1994               1993
                                 ----------------   ----------------   ----------------

                                   Amount  Rate %     Amount  Rate %     Amount  Rate %

     Federal income tax
       expense, at
       statutory rate ........   $ 529,273   34.0   $ 488,669   34.0   $ 431,857   34.0
     State franchise tax,
       net of Federal tax
       effect ................     119,871    7.7     109,232    7.6      97,020    7.6
     Amortization of good-
       will ..................      17,851    1.1      17,851    1.2      17,851    1.4
     Increase in cash sur-
       render value of life
       insurance policies ....     (12,607)   (.8)
     Other ...................      22,612    1.4       2,848    0.2       4,772     .4
                                 ---------   ----   ---------   ----   ---------   ----

          Total income
             tax expense .....   $ 677,000   43.4   $ 618,600   43.0   $ 551,500   43.4

                                 =========   ====   =========   ====   =========   ====

10.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Bank leases certain of its branch offices under noncancelable operating leases. Future minimum lease payments are as follows:

                          Year Ending
                         December 31,

                             1996                                  $     103,979
                             1997                                        106,279
                             1998                                        108,580
                             1999                                         66,539
                                                                   -------------

                                                                   $     385,377
                                                                   ============

     Rental expense included in occupancy expense totaled $109,649, $110,901 and $51,110 for the years ended December 31, 1995, 1994 and 1993, respectively.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  COMMITMENTS AND CONTINGENCIES (Continued)

     Financial Instruments With Off-Balance-Sheet Risk

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

     The following financial instruments represent off-balance-sheet credit risk:

                                                           December 31,

                                                       1995           1994
                                                   ------------   ------------

         Commitments to extend credit              $ 11,166,866   $  5,766,180
         Letters of credit                         $    311,498   $    126,104

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory and equipment and deeds of trust on residential real estate and income-producing commercial properties.

     Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  COMMITMENTS AND CONTINGENCIES (Continued)

     Financial Instruments With Off-Balance-Sheet Risk (Continued)

     At December 31, 1995, commercial loan commitments represent approximately 36% of total commitments and are generally unsecured. Real estate loan commitments represent 51% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. Consumer loan commitments represent the remaining 13% of total commitments and are generally secured by automobiles and real estate.

     Significant Concentrations of Credit Risk

     The Bank grants real estate mortgage, real estate construction, commercial and consumer loans to customers throughout Placer, Nevada and Sacramento Counties.

     Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. However, personal and business income represent the primary source of repayment for a majority of these loans.

     Federal Reserve Requirements

     Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The reserve balances held on behalf of the Federal Reserve Bank totaled $1,217,000 and $1,124,000 as of December 31, 1995 and 1994, respectively.

     Contingencies

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.  STOCKHOLDERS' EQUITY

     Dividends

     Upon declaration by the Board of Directors of the Company, all stockholders of record will be entitled to receive dividends. The Company's primary source of funds for payment for such dividends is the net income of its subsidiary bank. Under applicable Federal laws, the Comptroller of the Currency restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to stockholders during the same three-year period. At December 31, 1995, the Bank had $708,270 in retained earnings available for dividend payments to the Company.

     Regulatory Capital

     The Office of the Comptroller of Currency specifies minimum capital ratios for national banks using both risk-weighted assets (risk-based capital ratio) and average assets (leverage ratio). Regulatory accounting principles, which differ from generally accepted accounting principles, are applied in the calculation of these ratios. Regulatory capital is defined as follows:

               Tier I - Common stock, additional paid-in capital, retained earnings, less certain intangible assets such as goodwill and core deposit premiums.

               Tier II -  Allowance for  loan  losses, limited to 1.25% of risk-
                          weighted assets.

     In addition, certain additional capital guidelines were defined under the Federal Deposit Insurance Corporation Improvement Act. These guidelines include minimum capital ratios for banks considered to be well capitalized.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.  STOCKHOLDERS' EQUITY (Continued)

     Regulatory Capital (Continued)

     The  Bank's   capital  ratios  and  the   respective   minimum   regulatory
     requirements at December 31, 1995, 1994 and 1993, are as follows:

                                                            1995      1994      1993
                                                          --------  --------  --------
     Leverage Ratio

     The Bank of Commerce, N.A ........................      9.1%      9.0%      9.5%
     Minimum requirement for "Well-
        Capitalized" institution ......................      5.0%      5.0%      5.0%
     Minimum regulatory requirement ...................      4.0%      4.0%      4.0%

     Tier I Risk-Based Capital Ratio

     The Bank of Commerce, N.A ........................     11.8%     12.2%     12.7%
     Minimum requirement for "Well-
        Capitalized" institution ......................      6.0%      6.0%      6.0%
     Minimum regulatory requirement ...................      4.0%      4.0%      4.0%

     Total Risk-Based Capital Ratio

     The Bank of Commerce, N.A ........................     13.1%     13.4%     13.9%
     Minimum requirement for "Well-
        Capitalized" institution ......................     10.0%     10.0%     10.0%
     Minimum regulatory requirement ...................      8.0%      8.0%      8.0%

     Stock Options

     In 1994 and 1982, the Board of Directors adopted Stock Option Plans pursuant to which 389,497 shares of common stock have been reserved for issuance to employees and directors.

     The Plans require that the price of all options may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid for in full at the time the option is exercised. All options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. Shares granted under both plans are considered to be common stock equivalents for purposes of calculating earnings per share.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.  STOCKHOLDERS' EQUITY (Continued)

     Stock Options (Continued)

     A summary of the activity within each plan follows:

                                                Stock Option Plans
                                                       1982
                                         1982          Non-            1994
                                       Incentive     Qualified         Plan

     Common stock reserved ........        79,860         79,137        230,500
                                     ============   ============   ============

     Balance, January 1, and
       December 31, 1993 ..........        76,007          5,784

          Options granted
            ($7.50 per share) .....                                      22,500
                                     ------------   ------------   ------------

     Balance, December 31, 1994 ...        76,007          5,784         22,500

          Options canceled ........                                      (4,500)

          Options granted
             ($7.75 per share) ....                                      52,500

          Options exercised
             ($4.70 per share) ....                         (723)
                                     ------------   ------------   ------------

     Balance, December 31, 1995 ...        76,007          5,061         70,500
                                     ============   ============   ============

     At December 31, 1995, stock options for 75,507 shares in the 1982 Incentive Plan were exercisable at prices ranging from $4.88 to $5.78 per share. In the 1982 Non- Qualified Plan, options for 5,061 shares were exercisable at $4.70 per share. In the 1994 plan, options for 3,600 shares were exercisable at $7.50 per share.

     Stock Redemption

     During 1993, the Company offered to purchase up to 140,000 shares, 12% of its common stock outstanding as of October 31, 1993, at a price of $7.00 per share. Upon expiration of the tender offer on December 17, 1993, the Company had redeemed 97,402 shares at a total cost of $716,782, which included stock redemption expenses of $34,968. Of the total shares redeemed, 30,982 were tendered by members of the Company's Board of Directors.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.  STOCKHOLDERS' EQUITY (Continued)

     Stock Redemption (Continued)

     During 1995, the Company repurchased, at market price, 6,028 shares of its outstanding common stock from a retiring director and 50,000 shares from other stockholders. In addition, the Company repurchased, at market price, 250 shares of outstanding common stock from the Company's 401(k) Profit Sharing Stock Ownership Plan. The cost of the redemptions totaled $422,147.

12.  OTHER EXPENSES

     Other expenses consisted of the following:

                                          1995           1994           1993
                                      ------------   ------------   ------------

     Professional services ........   $    136,194   $    176,100   $    152,837
     Regulatory assessments .......        101,565        146,369        133,718
     Stationery and supplies ......         96,535        122,745        118,818
     Telephone ....................         73,846        103,656         64,720
     Postage ......................         78,015         84,094         63,532
     Directors fees ...............         75,700         73,900         80,900
     Amortization of goodwill and
       deposit premium ............         70,004         70,004         70,004
     Data processing ..............         57,585         69,666         77,247
     Advertising ..................         82,619         62,732         51,706
     Other ........................        444,376        361,808        241,778
                                      ------------   ------------   ------------

                                      $  1,216,439   $  1,271,074   $  1,055,260
                                      ============   ============   ============

13.  EMPLOYEE BENEFIT PLANS

     The Bank maintains a profit sharing plan and a salary continuation plan for certain officers and employees. Contributions under these plans are determined by the Board of Directors.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13.  EMPLOYEE BENEFIT PLANS (Continued)

     Profit Sharing Plan

     The Bank adopted The Bank of Commerce, N.A. 401(k) Profit Sharing Plan and Trust effective January 1, 1987. The Plan was revised to a 401(k) Profit Sharing Stock Ownership Plan on January 1, 1995. The Plan is available to employees meeting certain service requirements. The Bank's contribution to the Plan is discretionary and is allocated in the same ratio as each participant's compensation bears to total compensation of all participants. Such contributions may be made in cash or invested in shares of the Company's common stock and vest over a six-year period. Aggregate contributions to the profit sharing plan totaled $80,000, $73,000 and $78,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Salary Continuation Plan

     The Bank also provides a salary continuation plan for a key executive which was restructured during 1994. Under this plan, the Bank is obligated to provide the executive, or designated beneficiary, with annual benefits for fifteen years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Bank on the life of the executive. In addition, the estimated present value of these future benefits is being accrued over the period from the effective date of the plan until the executive's expected retirement date. As a result of the restructuring, no additional expense was accrued for the year ended December 31, 1994. The expense accrued for the years ended December 31, 1995 and 1993 totaled $27,818 and $15,144, respectively.

     In connection with the Plan, the Bank purchased two single premium life insurance policies with cash surrender values totaling $732,207 and $707,630 at December 31, 1995 and 1994, respectively.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


14.  RELATED PARTY TRANSACTIONS

     During the normal course of business, the Bank enters into transactions with related parties, including directors and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 1995:

     Balance, January 1, 1995                                      $  1,218,857

        Disbursements                                                   324,550
        Amounts repaid                                                 (243,330)

     Balance, December 31, 1995                                    $  1,300,077
                                                                   ============

     Undisbursed commitments to related
        parties, December 31, 1995                                 $     66,323
                                                                   ============

15.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's adopted SFAS 107, Disclosures About Fair Value of Financial Instruments, on January 1, 1995. SFAS 107 requires that the Company disclose estimated fair values for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

     Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

     The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 1995:

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     (Continued)

     Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.

     Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

     Loans receivable: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale are estimated using quoted market prices for similar loans. SBA loans held for sale, which are scheduled for sale after final disbursements are made, are valued at their cost plus estimated gain on only the funded portion of the loan. The fair values for other loans (e.g., real estate mortgage, commercial and installment loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

     Excess servicing: The unsold interest revenue related to sold SBA loans which represents the excess of servicing fees over servicing costs is valued at the current market rate for SBA interest strips.

     Life insurance policies: The fair values of life insurance policies are based on current cash surrender values provided by the insurers.

     Deposits: The fair values for demand deposits (e.g., interest and non-interest checking, savings, NOW and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analyses using interest rates currently being offered by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

     Long-term debt: Fair value is estimated utilizing a discounted cash flow analysis using market interest rates currently being offered for debt with similar remaining maturities and collateralized by similar property.

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     (Continued)

     Commitments to extend credit: The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the borrowers. For adjustable rate loan commitments, the carrying amount is considered to be fair value. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

     The estimated fair values of the Bank's financial instruments are as follows:

                                                         December 31, 1995
                                                      Carrying         Fair
                                                       Amount          Value
                                                   ------------    ------------
     Financial assets:
        Cash and due from banks ................   $  5,263,475    $  5,263,475
        Federal funds sold .....................      8,300,000       8,300,000
        Investment securities ..................      6,316,500       6,316,500
        Loans held for sale ....................      4,473,733       4,631,000
        Loans ..................................     45,237,229      45,061,000
        Excess servicing .......................        669,538         837,000
        Accrued interest receivable ............        515,083         515,083
        Cash surrender value of life
            insurance policies .................        732,207         732,207
                                                   ------------    ------------

                                                   $ 71,507,765    $ 71,656,265
                                                   ============    ============

     Financial liabilities:
        Deposits ...............................   $ 67,246,492    $ 67,290,000
        Long-term debt .........................        556,529         482,000
        Accrued interest payable ...............        333,315         333,315
                                                   ------------    ------------

                                                   $ 68,136,336    $ 68,105,315
                                                   ============    ============

     Off-balance-sheet financial instruments:
        Commitments to extend credit ...........   $ 11,166,866    $ 11,166,866
        Standby letters of credit ..............        311,498         311,498
                                                   ------------    ------------

                                                   $ 11,478,364    $ 11,478,364
                                                   ============    ============

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                                  BALANCE SHEET
                           December 31, 1995 and 1994

                                                       1995            1994
                                                   ------------    ------------

                       ASSETS

     Cash and due from banks ...................   $     85,229    $    185,287
     Premises and equipment, net ...............        900,305         943,222
     Investment in wholly-owned subsidiary .....      7,363,471       6,919,468
     Other assets ..............................         11,945          16,062
                                                   ------------    ------------

                                                   $  8,360,950    $  8,064,039
                                                   ============    ============

                       LIABILITIES AND
                       STOCKHOLDERS' EQUITY

     Long-term debt ............................   $    556,529    $    586,893
     Other liabilities .........................          4,745           2,000
                                                   ------------    ------------

            Total liabilities ..................        561,247         588,893
                                                   ------------    ------------

     Common stock ..............................      5,107,501       5,525,420
     Retained earnings .........................      2,631,879       2,064,511
     Unrealized loss on available-for-sale
         investment securities, net of taxes ...         60,296        (114,785)
                                                   ------------    ------------

            Total stockholders' equity .........      7,799,676       7,475,146
                                                   ------------    ------------

                                                   $  8,360,950    $  8,064,039
                                                   ============    ============

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                               STATEMENT OF INCOME
              For the Years Ended December 31, 1995, 1994 and 1993


                                                        1995           1994           1993
                                                    ------------   ------------   ------------

Income paid by subsidiary
   eliminated in consolidation:
   Rent ..........................................  $    138,840   $    138,840   $    138,840
   Interest ......................................                                       3,075
   Dividends .....................................       600,000                     1,100,000
                                                    ------------   ------------   ------------

          Total income ...........................       738,840        138,840      1,241,915
                                                    ------------   ------------   ------------

Expenses:
   Interest ......................................        48,721         51,187         61,573
   Depreciation ..................................        42,917         47,219         46,760
   Professional fees .............................        10,909         11,357         10,066
   Other .........................................        22,030         21,106         17,207
                                                    ------------   ------------   ------------

          Total expenses .........................       124,577        130,869        135,606
                                                    ------------   ------------   ------------

          Income before income
              taxes and equity in
              undistributed income
              (loss) of subsidiary ...............       614,263          7,971      1,106,309

Income taxes .....................................         3,500          2,000            800
                                                    ------------   ------------   ------------

          Income before equity
              in undistributed
              income (loss) of
              subsidiary .........................       610,763          5,971      1,105,509

Equity in undistributed income
   (loss) of subsidiary ..........................       268,922        812,690       (367,841)
                                                    ------------   ------------   ------------

          Net income .............................  $    879,685   $    818,661   $    737,668
                                                    ============   ============   ============


                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993


                                                        1995           1994           1993
                                                    ------------   ------------   ------------

Cash flows from operating activities:
   Net income ....................................  $    879,685   $    818,661   $    737,668
   Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
       Depreciation ..............................        42,917         47,219         46,760
       (Increase) decrease in
          undistributed earnings
          of subsidiary ..........................      (268,922)      (812,690)       367,841
       Decrease (increase) in other
          assets .................................         4,117         (2,941)        (5,218)
       Increase (decrease) in
          other liabilities ......................         2,745          1,200            (10)
                                                    ------------   ------------   ------------

          Net cash provided by
              operating activities ...............       660,542         51,449      1,147,042
                                                    ------------   ------------   ------------

Cash flows from investing
   activities:
   Additions to premises and
       equipment .................................                                     (35,368)
                                                    ------------   ------------   ------------
          Net cash used in
              investing activities ...............                                     (35,368)
                                                    ------------   ------------   ------------

                          AUBURN BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF CASH FLOWS
                                   (Continued)
                     For the Years Ended December 31, 1995, 1994 and 1993


                                                        1995           1994           1993
                                                    ------------   ------------   ------------

Cash flows from financing
   activities:
   Principal payments on long-
       term debt .................................  $    (30,364)  $    (27,898)  $    (17,512)
   Payments to redeem common
       stock .....................................      (422,147)                     (716,782)
   Cash dividends paid ...........................      (312,317)      (291,495)      (227,691)
   Proceeds from exercised stock
       options ...................................         4,228
                                                    ------------   ------------   ------------
          Net cash used in
              financing activities ...............      (760,600)      (319,393)      (961,985)
                                                    ------------   ------------   ------------

          (Decrease) increase
              in cash ............................      (100,058)      (267,944)       149,689

Cash balance at beginning
   of year .......................................       185,287        453,231        303,542
                                                    ------------   ------------   ------------

Cash balance at end of year ......................  $     85,229   $    185,287   $    453,231
                                                    ============   ============   ============


Supplemental disclosures of cash flow information:

   Cash paid during the year for:
       Interest expense ..........................  $     48,721   $     51,187   $     61,573
       Income taxes ..............................                 $        800

Non-cash investing activities:
   Unrealized gain (loss) on
       available-for-sale
       investment securities .....................  $    299,720   $   (195,365)