Form 10-Q
period 1996-03-31
AUBURN BANCORP
filed 1996-05-15
CIK 707364

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      March 31, 1996
                                       ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to


Commission file number   0-17719

                                 AUBURN BANCORP
             (Exact name of registrant as specified in its charter)


                              CALIFORNIA 94-2827787
        (State or other jurisdiction of (IRS Employer Identification No.)
                         incorporation or organization)

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

Common Stock - Issued and outstanding 1,004,955 shares at March 31, 1996.

                          AUBURN BANCORP AND SUBSIDIARY

                                    Form 10-Q

                      For the Quarter Ended March 31, 1996


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Following are the financial statements of Auburn Bancorp and subsidiary as of and for the three month periods ended March 31, 1996 and 1995. The financial statements are unaudited. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) have been made for a fair presentation of the financial position, results of operations, and cash flows of Auburn Bancorp and subsidiary.

                          AUBURN BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                     March 31,
                                                       1996         December 31,
ASSETS                                              (Unaudited)        1995

Cash and Due from Banks ......................      $ 4,670,675     $ 5,263,475
Federal Funds Sold ...........................        5,200,000       8,300,000
Loans Held for Sale ..........................        6,275,588       4,473,733
Available-for-Sale Investment
 Securities (Note 2) .........................        5,770,500       6,316,500
Loans, Less Allowance for Loan Losses of
  $726,837 at March 31, 1996 and $732,483
  at December 31, 1995 (Note 3) ..............       47,681,627      45,237,229
Bank Premises and Equipment, Net .............        3,040,716       3,092,082
Goodwill and Other Intangibles ...............          436,976         454,477
Accrued Interest Receivable and
  Other Assets ...............................        3,046,583       2,990,713
                                                    -----------     -----------

                                                    $76,122,665     $76,128,209
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-Interest Bearing .......................      $14,060,566     $15,025,492
  Interest Bearing ...........................       53,084,294      52,221,000
                                                    -----------     -----------

         Total Deposits ......................       67,144,860      67,246,492

Long-Term Debt ...............................          548,528         556,529
Accrued Interest Payable and
  Other Liabilities ..........................          685,136         525,512
                                                    -----------     -----------

         Total Liabilities ...................       68,378,524      68,328,533
                                                    -----------     -----------

Commitments (Note 4)

Stockholders' Equity:
  Preferred stock - no par value;
    10,000,000 shares authorized;
    none issued
  Common stock - no par value;
    10,000,000 shares authorized;
    1,004,955 and 985,498 shares
    issued and outstanding on
    March 31, 1996 and December 31,
    1995, respectively .......................        5,211,667       5,107,501
  Retained Earnings ..........................        2,497,010       2,631,879
  Unrealized Gain on
    Available-for-Sale Investment
    Securities, Net of Taxes (Note 2) ........           35,464          60,296
                                                    -----------     -----------

         Total Stockholders' Equity ..........        7,744,141       7,799,676
                                                    -----------     -----------

                                                    $76,122,665     $76,128,209
                                                    ===========     ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                          AUBURN BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                          Quarter Ended
                                                             March 31,
                                                        1996            1995
                                                    -----------     -----------
Interest Income:
  Interest and Fees on Loans .................      $ 1,199,519     $ 1,176,293
  Interest on Investment Securities ..........           98,087         108,621
  Interest on Federal Funds Sold .............           60,039          47,855
  Interest on Loans Held for Sale ............          133,966         105,447
                                                    -----------     -----------
      Total Interest Income ..................        1,491,611       1,438,216
                                                    -----------     -----------

Interest Expense
  Interest on Deposits .......................          411,161         360,246
  Interest on Long-Term Debt .................           11,770          12,420
                                                    -----------     -----------
      Total Interest Expense .................          422,931         372,666
                                                    -----------     -----------

      Net Interest Income ....................        1,068,680       1,065,550
Provision for Loan Losses (Note 3) ...........           30,000
                                                    -----------     -----------
      Net Interest Income After
        Provision for Loan Losses ............        1,038,680       1,065,550
                                                    -----------     -----------

Non-Interest Income:
  Service Charges ............................          120,569          74,865
  Loan Servicing Income ......................          122,385          85,994
  Gain on Sale of Loans ......................           80,934         119,285
  Other ......................................           26,061          17,999
                                                    -----------     -----------
      Total Non-Interest Income ..............          349,949         298,143
                                                    -----------     -----------

Other Expenses:
  Salaries and Employee Benefits (Note 6) ....          612,854         594,435
  Occupancy Expense ..........................           61,015          62,633
  Equipment ..................................           95,667         109,842
  Other ......................................          294,276         330,790
                                                    -----------     -----------
      Total Other Expenses ...................        1,063,812       1,097,700
                                                    -----------     -----------

      Income Before Income Taxes .............          324,817         265,993

Income Taxes .................................          138,100         120,600
                                                    -----------     -----------

      Net Income .............................      $   186,717     $   145,393
                                                    ===========     ===========

Earnings Per Share ...........................      $       .19     $       .14
                                                    ===========     ===========

Weighted Average Number of Shares Outstanding           990,470       1,066,297
                                                    ===========     ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                          AUBURN BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three Months Ended March 31, 1996
                        and Year Ended December 31, 1995

                                                                  Unrealized
                                                                 (Loss)Gain On
                                                                   Available-
                                                                    for-Sale
                                 Common Stock          Retained    Investment
                              Shares       Amount      Earnings    Securities      Total
                           ----------    ----------   ----------   ----------    ----------
Balance,
  January 1, 1995 ......    1,041,053    $5,525,420   $2,064,511   $ (114,785)   $7,475,146

Cash Dividend,
  $.30 per Share .......                                (312,317)                  (312,317)

Stock Options Exercised
  and Related Tax
  Benefits .............          723         4,228                                   4,228

Redemption of Common
  Stock ................      (56,278)     (422,147)                               (422,147)

Net Income .............                                 879,685                    879,685

Net Change in Unreal-
  ized (Loss) Gain on
  Available-for-Sale
  Investment Securi-
  ties, Net of Taxes ...                                              175,081       175,081
                           ----------    ----------   ----------   ----------    ----------

  Balance,
    December 31, 1995 ..      985,498     5,107,501    2,631,879       60,296     7,799,676

Stock Options
  Exercised (Unaudited)        19,457       104,166                                 104,166

Cash Dividend, $.32 per
  Share (Unaudited) ....                                (321,586)                  (321,586)

Net Income (Unaudited) .                                 186,717                    186,717

Net Change in Unrealized
  Gain on Available-
  for-Sale Investment
  Securities, Net of
  Taxes(Unaudited) .....                                              (24,832)      (24,832)
                           ----------    ----------   ----------   ----------    ----------

  Balance,
    March 31, 1996
    (Unaudited) ........    1,004,955    $5,211,667   $2,497,010   $   35,464    $7,744,141

                           ==========    ==========   ==========   ==========    ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                          AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                Three Month Periods Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                        1996            1995
                                                    -----------     -----------

Cash Flows from Operating Activities:

  Net Income .................................      $   186,717     $   145,393
  Adjustments to Reconcile Net
    Income to Net Cash Used in
    Operating Activities:
      Depreciation and Amortization ..........          104,412         114,794
      Decrease in Deferred Loan
        Origination Fees and Costs, Net ......             (691)        (23,054)
      Net Increase in Unamortized Discount on
        Retained Portion of Sold Loans .......           24,435           1,304
      Net Increase in the Present Value of
        Future Servicing Income ..............          (10,541)         (7,533)
      Provision for Loan Losses ..............           30,000
      Gain on Sale of Assets, Net ............           (9,100)
      Loss on Sale of Other Real Estate ......           14,183
      Net Increase in Loans Held for Sale ....       (1,801,855)     (1,864,512)
      (Increase) Decrease in Interest
        Receivable and Other Assets ..........         (110,917)             32
      Increase in Interest Payable and
        Other Liabilities ....................          159,624         137,677
                                                    -----------     -----------

        Net Cash Used in
          Operating Activities ...............       (1,413,733)     (1,495,899)
                                                    -----------     -----------




Cash Flows From Investing Activities:

  Net Increase in Loans ......................       (2,498,142)     (1,336,082)
  Proceeds from Sale of Assets ...............           18,217
  Additions to Bank Premises and
    Equipment ................................          (41,526)        (19,390)
  Proceeds from Sale of Other Real Estate ....           69,437
  Proceeds from Matured Available-
    for-Sale Investment Securities ...........          500,000
                                                    -----------     -----------
        Net Cash Used in
          Investing Activities ...............       (1,952,014)     (1,355,472)
                                                    -----------     -----------



                                   (Continued)

                          AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                Three Month Periods Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                        1996            1995
                                                    -----------     -----------

Cash Flows from Financing Activities:

  Net Increase (Decrease) in Demand,
    Interest Bearing and Savings Deposits ....      $   494,249     $  (514,086)
  Net (Decrease) Increase in Time Deposits ...         (595,881)      3,164,294
  Principal Payments on Long-Term Debt .......           (8,001)         (7,351)
  Proceeds from Exercise of Stock Options ....          104,166           3,399
  Payments of Cash Dividends .................         (321,586)       (312,317)
                                                    -----------     -----------

        Net Cash (Used in) Provided by
          Financing Activities ...............         (327,053)      2,333,939
                                                    -----------     -----------

        Decrease in Cash
          and Cash Equivalents ...............       (3,692,800)       (517,432)

Cash and Cash Equivalents at Beginning
  of Year ....................................       13,563,475      11,604,454
                                                    -----------     -----------

Cash and Cash Equivalents at End of Period ...      $ 9,870,675     $11,087,022
                                                    ===========     ===========


Supplemental Disclosure of Cash
  Flow Information:

  Cash paid during the period for:
    Interest Expense .........................      $   395,044     $   275,814
    Income Taxes .............................      $    69,000     $    62,045

Non-Cash Investing Activities:

  Real Estate Acquired through
    Foreclosure ..............................                      $   203,611
  Net Change in Unrealized Gain (Loss) on
    Available-for-Sale Investment Securities .      $   (42,864)    $    92,203


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

     Certain reclassifications have been made to the prior year's balances to conform to classifications used in 1996.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary, which is wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

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

     In May 1995, the Financial Accounting Standards Board issued SFAS 122, Accounting for Mortgage Servicing Rights. This Statement requires that the rights to service mortgage loans for others, whether those servicing rights are acquired through the purchase or origination of the related loans, be recognized as separate assets. In addition, capitalized mortgage servicing rights must be evaluated for impairment based on the fair value of the rights. The Bank adopted SFAS 122 on January 1, 1996. However, as of and for the three month period ended March 31, 1996, the Bank's mortgage servicing rights and the activity associated with the Bank's mortgage servicing rights were not material for disclosure purposes. In the financial statements, mortgage servicing rights are included in accrued interest receivable and other assets.

     Earnings Per Share

     Earnings per share are calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The dilutive effect of stock options outstanding from the application of the treasury stock method has been considered in the computation of common stock equivalents.

     Loans Serviced For Others

     Loans with unpaid balances of approximately $52,278,000 and $50,329,000 were being serviced for others at March 31, 1996 and December 31, 1995, respectively.

                          AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                   (Continued)

2.  INVESTMENT SECURITIES

     The amortized cost and estimated market value of investment securities at March 31, 1996 and December 31, 1995 consisted of the following:

     Available-for-Sale:

                                                      1996
                                 -------------------------------------------------
                                                 Gross        Gross     Estimated
                                  Amortized   Unrealized   Unrealized    Market
                                     Cost        Gains       Losses       Value
                                 -------------------------------------------------
     U.S. Government
       agencies ..............   $2,999,884   $    4,116                $3,004,000

     Obligations of states
       and political sub-
       divisions .............    2,568,625       57,375                 2,626,000

     Federal Reserve Bank
       Stock .................      140,500                                140,500
                                 ----------   ----------   ----------   ----------

                                 $5,709,009   $   61,491   $     --     $5,770,500
                                 ==========   ==========   ==========   ==========

     Net unrealized gains on available-for-sale investment securities totaling $61,491 were recorded net of $26,027 in tax liabilities as a separate component of stockholders' equity. There were no sales or transfers of investment securities in 1996.


                                                      1995
                                 -------------------------------------------------
                                                 Gross        Gross     Estimated
                                  Amortized   Unrealized   Unrealized    Market
                                     Cost        Gains       Losses       Value
                                 -------------------------------------------------
     U.S. Government
       agencies ..............   $3,499,856   $   10,546         (402)  $3,510,000

     Obligations of states
       and political sub-
       divisions .............    2,571,789       94,211                 2,666,000

     Federal Reserve Bank
       Stock .................      140,500                                140,500
                                 ----------   ----------   ----------   ----------

                                 $6,212,145   $  104,757   $     (402)  $6,316,500
                                 ==========   ==========   ==========   ==========

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

                          AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                   (Continued)

2.   INVESTMENT SECURITIES (Continued)

     The amortized cost and estimated market value of investment securities at March 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           March 31, 1996
                                                    ---------------------------
                                                        Available-for-Sale
                                                    ---------------------------
                                                                     Estimated
                                                     Amortized        Market
                                                        Cost           Value
                                                    -----------     -----------
     Due in one year
       or less ...............................      $ 3,999,884     $ 4,012,000


     Due after five
       years through
       ten years .............................        1,568,625       1,618,000

     Federal Reserve
       Bank stock ............................          140,500         140,500
                                                    -----------     -----------

                                                    $ 5,709,009     $ 5,770,500
                                                    ===========     ===========

                          AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                   (Continued)

3.   LOANS

     Outstanding loans at March 31, 1996 and December 31, 1995 are summarized below:

                                                     March 31,      December 31,
                                                        1996            1995
                                                    -----------     -----------

     Commercial...............................      $ 7,916,991     $ 7,901,397
     Real estate - mortgage ..................       34,086,298      32,282,575
     Real estate - construction ..............        3,386,745       2,791,456
     Installment..............................        3,116,128       3,092,672
                                                    -----------     -----------

                                                     48,506,161      46,068,100
     Deferred loan fees ......................          (97,697)        (98,388)
     Allowance for loan losses ...............         (726,837)       (732,483)
                                                    -----------     -----------

                                                    $47,681,627     $45,237,229
                                                    ===========     ===========



      Changes in the allowance for loan losses were as follows:


                                      Three Months Ended March 31,  December 31,
                                           1996          1995          1995
                                        ----------    ----------    ----------

     Balance, beginning of
       year ..................          $  732,483    $  741,323    $  741,323
     Provision charged to
       operations ............              30,000                      70,000
     Losses charged to
       allowance .............             (36,217)       (1,479)     (130,465)
     Recoveries ..............                 571         1,198        51,625
                                        ----------    ----------    ----------

          Balance, end of
            period ...........          $  726,837    $  741,042    $  732,483
                                        ==========    ==========    ==========



     The recorded investment in loans that were considered to be impaired under SFAS 114, as discussed in Note 1, totaled $568,500 and $604,717 at March 31, 1996 and December 31, 1995, respectively. The average recorded investment in impaired loans for the three-month period ended March 31, 1996 and the year ended December 31, 1995 totaled $587,000 and $424,000, respectively. The related allowance for loan losses on these loans at March 31, 1996 and December 31, 1995 totaled $71,061 and $75,590, respectively. The Bank did not recognize any income on impaired loans in the first quarter of 1996 or 1995.

                          AUBURN BANCORP AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)
                                   (Continued)

4.   COMMITMENTS

     Agreement and Plan of Reorganization

     On March 27, 1996, the Company entered into an Agreement and Plan of Reorganization whereby Auburn Bancorp ("Auburn") will be merged with and into ValliCorp Holdings, Inc.("ValliCorp"). The merger will be accounted for as a purchase. In connection with the merger, The Bank of Commerce, N.A., a wholly-owned subsidiary of Auburn, will be merged with and into ValliWide Bank, a wholly-owned subsidiary of ValliCorp. To effect the merger, each share of Auburn common stock will be converted into .8209 shares of ValliCorp common stock, provided that the total number of ValliCorp shares to be issued does not exceed 926,768 shares. The conversion ratio will be adjusted downward if the total number of shares to be issued by ValliCorp for (1) the shares of Auburn common stock outstanding and (2) the number of shares of Auburn common stock available upon exercise of Auburn stock options assumed by ValliCorp exceeds this number. The merger is subject to the approval of the Federal Reserve Board and the Auburn stockholders and is subject to certain other conditions, to include the receipt of an opinion that the merger will qualify as a tax-free reorganization.

     Other Commitments

     At March 31, 1996 and December 31, 1995, the Bank had outstanding loan commitments and letters of credit totaling $10,330,000 and $11,478,000, respectively.

5.   RELATED PARTY TRANSACTIONS

     During the normal course of business, the Bank enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. Aggregate related party borrowings totaled $1,355,026 and $1,300,077 at March 31, 1996 and December 31, 1995, respectively.

6.   PROFIT SHARING PLAN

     Effective January 1, 1987, the Bank adopted The Bank of Commerce, N.A., 401(k) Profit Sharing Plan and Trust. The Plan was revised to a 401(k) Profit Sharing Stock Ownership Plan on January 1, 1995. The Plan is available to employees meeting certain service requirements. The Bank's contribution to the Plan is discretionary and is allocated in the same ratio as each participants compensation bears to total compensation of all participants. Such contributions may be made in cash or invested in shares of the Company's common stock and vest over a six-year period. Contributions to the profit sharing plan for each of the three month periods ended March 31, 1996 and 1995 totaled $19,000.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      For the Quarter Ended March 31, 1996

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Total assets remained stable at $76.1 million as of March 31, 1996 and December 31, 1995. Total deposits decreased by .2% to $67.1 million at March 31, 1996 from $67.2 million at December 31, 1995. Although total assets and deposits were relatively unchanged in the first quarter of 1996, shifts were made within various asset categories. Cash and due from banks decreased $.6 million to $4.7 million at March 31, 1996 from $5.3 million at December 31, 1995. Federal funds sold decreased $3.1 million to $5.2 million at March 31, 1996 from $8.3 million at December 31, 1995. Investment in available-for-sale investment securities declined $.5 million to $5.8 million at March 31, 1996 from $6.3 million at December 31, 1995. Decreases in these asset categories were the result of strong loan demand. Net loans increased $2.4 million to $47.7 million at March 31, 1996 from $45.2 million at December 31, 1995. In addition, loans held for sale increased $1.8 million to $6.3 million at March 31, 1996 from $4.5 million at December 31, 1995.

Net loans totaled $47.7 million at March 31, 1996, representing a 71% loan to deposit ratio, compared to net loans of $45.2 million at December 31, 1995, representing a 67.3% loan to deposit ratio. Loans are expected to continue to grow during the remainder of 1996. In Management's opinion, the allowance for loan losses, totaling $726,837 at March 31, 1996, adequately provides for possible loan losses. This allowance represents 1.5% of gross loans outstanding at the end of the first quarter.

The Company declared a cash dividend of $.32 per share on February 14, 1996, which was paid on March 29, 1996 to shareholders of record on March 15, 1996.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following capital levels for determining that a bank meets the highest capital standards and is determined to be a "well capitalized" institution:

                                         March 31,     March 31,    December 31,
                                           1996          1995          1995
                                        ----------    ----------    ----------

Total Risk-Based Capital Ratio
      Regulatory Requirement ...........   10.0%         10.0%         10.0%
      Bank Ratio .......................   13.0%         12.8%         13.1%
Tier 1 Risk-Based Capital Ratio
      Regulatory Requirement ...........    6.0%          6.0%          6.0%
      Bank Ratio .......................   11.8%         11.6%         11.8%
Leverage Ratio
      Regulatory Requirement ...........    5.0%          5.0%          5.0%
      Bank Ratio .......................    8.8%          9.3%          9.1%

As noted in the above schedule, The Bank of Commerce, N.A. meets all the regulatory capital requirements of a "well capitalized" institution.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      For the Quarter Ended March 31, 1996


PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Financial Condition (Continued)

On  March  27,  1996,  the  Company  entered  into  an  Agreement  and  Plan  of
Reorganization whereby Auburn Bancorp ("Auburn") will be merged with and into ValliCorp Holdings, Inc.("ValliCorp"). The merger will be accounted for as a purchase and is expected to be completed late in the third quarter of 1996. In connection with the merger, The Bank of Commerce, N.A., a wholly-owned subsidiary of Auburn, will be merged with and into ValliWide Bank, a wholly-owned subsidiary of ValliCorp. The Bank of Commerce, N.A. will be called ValliWide Bank upon consummation of the transaction.

ValliWide Bank is a super-community bank with 54 branches throughout Central California and $1.3 billion in assets. Like the Bank of Commerce, N.A., ValliWide focuses on small and medium size business clients as well as personal deposit and loan products. The Bank of Commerce, N.A. will bring its expertise in the SBA lending area to the new combined institution and will solidify ValliWide's presence in the greater Sacramento area.

To effect the merger,  each share of Auburn common stock will be converted  into
 .8209 shares of ValliCorp common stock, provided that the total number of ValliCorp shares to be issued does not exceed 926,768 shares. The conversion ratio will be adjusted downward if the total number of shares to be issued by ValliCorp for (1) the shares of Auburn common stock outstanding and (2) the number of shares of Auburn common stock available upon exercise of Auburn stock options assumed by ValliCorp exceeds this number. The merger is subject to the approval of the Federal Reserve Board and the Auburn stockholders and is subject to certain other conditions, to include the receipt of an opinion that the merger will qualify as a tax-free reorganization.

Results of Operations

Interest income increased 3.7% to $1,491,611 for the three month period ended March 31, 1996 from $1,438,216 for the three month period ended March 31, 1995. The increased interest income was primarily due to an increase in average loans outstanding during the first quarter of 1996 as compared to the first quarter of 1995.

Interest expense increased 13.5% to $422,931 for the three month period ended March 31, 1996 from $372,666 for the three month period ended March 31, 1995. The increase in interest expense was primarily the result of an increase in average deposits in the first quarter of 1996 as compared to the first quarter of 1995.

The increase in interest income was closely paralleled by increased interest expense. Net interest income increased $3,130 to $1,068,680 in the first quarter of 1996 from $1,065,550 in the first quarter of 1995.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      For the Quarter Ended March 31, 1996


PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations (Continued)

The following table reflects repricing options that are included in the balance sheet that are sensitive to changes in interest rate. At March 31, 1996, the cumulative one-year gap was a negative $20.1 million, representing 31.4% of earning assets. This means that $20.1 million of earning assets should reprice slower than sources of funds reprice in a one year time horizon. The negative gap position indicates that the Bank's net interest margin should decrease in a period of rising interest rates and increase in a period of falling interest rates. However, the relationship is not always accurate as interest rates paid on deposits have historically lagged behind changes in interest rates earned on the Bank's assets.

(Dollars in Thousands)

                                 1-90 days    91-365 days  1-5 years    5-10 years   10+ years

Earning Assets ...............   $ 41,768     $  4,897     $ 10,941     $  4,907     $  1,527
Net sources ..................     59,188        7,563          394            0          549
Incremental gap ..............    (17,420)      (2,666)      10,547        4,907          978
Cumulative gap ...............    (17,420)     (20,086)      (9,539)      (4,632)      (3,654)
% of earning assets ..........      (27.2)       (31.4)       (14.9)        (7.2)        (5.7)

Non-interest income increased 17.4% to $349,949 for the first three months of 1996 from $298,143 for the first three months of 1995. Increased service charges on deposit accounts and servicing income from the growing loan servicing portfolio are the primary reasons for the growth in non-interest income.

The provision for loan losses totaled $30,000 in the first quarter of 1996. Management did not make a provision to the Allowance for Loan Losses in the first quarter of 1995. Net charge-offs totaled $35,646 and $281 for the first quarter of 1996 and 1995 respectively. Based upon loan portfolio growth, charge-off experience, and a detailed quarterly evaluation of the risk in the loan portfolio, it is Management's opinion that the $30,000 provision expense in the first quarter of 1996 was sufficient to maintain the allowance for loan losses at an adequate level.

Other expenses decreased 3.1% to $1,063,812 for the first three months of 1996 from $1,097,700 for the three month period ended March 31, 1995. These expenses represent the operational and administrative expenses of the Company.

Net income for the three months ended March 31, 1996 totaled $186,717 as compared to net income of $145,393 for the three months ended March 31, 1995. This increase in net income was primarily the result of the increase in loan servicing income and service charges coupled with a decrease in other expenses. These changes were partially offset by the decrease in gains from the sale of SBA loans and the increased provision for loan losses recognized in the first quarter of 1996.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      For the Quarter Ended March 31, 1996


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      A.  Exhibits Filed

          (3) Articles of Incorporation filed as exhibit to Registrant's 1988 S-4, Registration No. 33-20889 and all subsequent amendments filed as exhibit to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

          (3a) Bylaws filed as exhibit to Registrant's 1988 S-4, Registration No. 33- 20889 and all subsequent amendments filed as exhibit to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

          (10) Employment Agreement of John G. Briner, filed as exhibit to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

          (10a)Employment Agreement of Mark A. Lund, filed as exhibit to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

          (10b)Employment Agreement of Thomas L. Walker, filed as exhibit to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

      B.  Reports on 8-K

              No Reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                      For the Quarter Ended March 31, 1996



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 14, 1996


                                       AUBURN BANCORP



                                       By     /s/  JOHN G. BRINER
                                           ------------------------------
                                              John G. Briner
                                              President,
                                              Chief Executive Officer and
                                              Chief Accounting Officer