Form 10-Q
period 1996-06-30
AUBURN BANCORP
filed 1996-08-14
CIK 707364

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          June 30, 1996
                                        ----------------------------------

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------   ------------------

For Quarter Ended    June 30, 1996      Commission file number    0-17719
                  -------------------                          -------------
                                 AUBURN BANCORP
             (Exact name of registrant as specified in its charter)


                   CALIFORNIA                          94-2827787
            -----------------------               --------------------
        (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)

                    540 WALL STREET, AUBURN, CALIFORNIA      95603
              ---------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

       (Registrant's telephone number, including area code)   (916) 888-8405
                                                            ------------------

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

Common Stock - Issued and outstanding 1,004,955 shares at June 30, 1996.

                          AUBURN BANCORP AND SUBSIDIARY

                                    Form 10-Q

                       For the Quarter Ended June 30, 1996


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Following are the financial statements of Auburn Bancorp and subsidiary as of and for the quarter and six months ended June 30, 1996 and 1995. The financial statements are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations of Auburn Bancorp and subsidiary.

                          AUBURN BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                       June 30,     December 31,
ASSETS                                                   1996           1995
                                                    ------------   ------------

Cash and Due from Banks ......................      $  4,569,340   $  5,263,475
Federal Funds Sold ...........................           700,000      8,300,000
Loans Held for Sale ..........................         6,505,472      4,473,733
Available-for-Sale Investment
Securities(Note 2) ...........................         6,206,000      6,316,500
Loans, Less Allowance for Loan Losses of
$767,423 at June 30, 1996 and $732,483
at December 31, 1995 (Notes 3 and 5) .........        51,350,009     45,237,229
Bank Premises and Equipment, Net .............         2,965,758      3,092,082
Goodwill and Other Intangibles ...............           419,475        454,477
Accrued Interest Receivable and
Other Assets .................................         3,275,081      2,990,713
                                                    ------------   ------------
                                                    $ 75,991,135   $ 76,128,209
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-Interest Bearing .........................      $ 14,032,597   $ 15,025,492
Interest Bearing .............................        53,003,866     52,221,000
                                                    ------------   ------------

Total Deposits ...............................        67,036,463     67,246,492

Long-Term Debt ...............................           540,355        556,529
Accrued Interest Payable and
Other Liabilities ............................           515,159        525,512
                                                    ------------   ------------
Total Liabilities ............................        68,091,977     68,328,533
                                                    ============   ============

Commitments (Note 4)

Stockholders' Equity:
Preferred Stock - no par value;
10,000,000 shares authorized;
none issued
Common Stock - no par value;
10,000,000 shares authorized;
1,004,955 and 985,498 shares
issued and outstanding on
June 30, 1996 and December 31,
1995, respectively ...........................         5,211,667      5,107,501
Unrealized Gain on
Available-for-Sale Investment
Securities, Net of Tax Benefit ...............             3,751         60,296
Retained Earnings ............................         2,683,740      2,631,879
                                                    ------------   ------------
Total Stockholders' Equity ...................         7,899,158      7,799,676
                                                    ------------   ------------
                                                    $ 75,991,135   $ 76,128,209
                                                    ============   ============

                     The accompanying notes are an integral
                       part of these financial statements.

                          AUBURN BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                           Quarter Ended               Six Months Ended
                                                             June 30,                      June 30,
                                                  ---------------------------   ---------------------------
                                                       1996           1995           1996           1995
                                                  ------------   ------------   ------------   ------------
Interest Income:
  Interest and Fees on Loans ..................   $  1,341,997   $  1,177,453   $  2,541,516   $  2,353,746
  Interest on Investment Securities ...........         94,631        108,621        192,718        217,242
  Interest on Federal Funds Sold ..............         17,765         68,878         77,804        116,733
  Interest on Loans Held for Sale .............        152,694        139,587        286,660        245,034
                                                  ------------   ------------   ------------   ------------
    Total Interest Income .....................      1,607,087      1,494,539      3,098,698      2,932,755
                                                  ------------   ------------   ------------   ------------
Interest Expense:
  Interest on Deposits ........................        429,085        405,483        840,246        765,729
  Interest on Federal Funds Purchased .........          1,015                         1,015
  Interest on Long-Term Debt ..................         11,599         12,262         23,369         24,682
                                                  ------------   ------------   ------------   ------------
     Total Interest Expense ...................        441,699        417,745        864,630        790,411
                                                  ------------   ------------   ------------   ------------
    Net Interest Income .......................      1,165,388      1,076,794      2,234,068      2,142,344
Provision for Loan Losses (Note 3) ............         40,000         10,000         70,000         10,000
                                                  ------------   ------------   ------------   ------------
   Net Interest Income After
      Provision for Loan Losses ...............      1,125,388      1,066,794      2,164,068      2,132,344
                                                  ------------   ------------   ------------   ------------
Non-Interest Income:
  Service Charges .............................        120,233         95,739        240,802        170,604
  Loan Servicing Income .......................         99,344         81,530        221,729        167,524
  Gain on Sale of Loans .......................        200,624        115,249        281,558        234,534
  Other .......................................         21,558         14,177         47,619         32,176
                                                  ------------   ------------   ------------   ------------
    Total Non-Interest Income .................        441,759        306,695        791,708        604,838
                                                  ------------   ------------   ------------   ------------
Other Expenses:
  Salaries and Employee
    Benefits (Note 6) .........................        684,204        500,648      1,297,058      1,095,083
  Occupancy Expense ...........................         58,579         70,456        119,594        133,089
  Equipment ...................................         97,519        105,474        193,186        215,316
  Other .......................................        378,715        347,529        672,991        678,319
                                                  ------------   ------------   ------------   ------------
    Total Other Expenses ......................      1,219,017      1,024,107      2,282,829      2,121,807
                                                  ------------   ------------   ------------   ------------
    Income Before Income Taxes ................        348,130        349,382        672,947        615,375

Income Taxes ..................................        161,400        157,600        299,500        278,200
                                                  ------------   ------------   ------------   ------------
    Net Income ................................   $    186,730   $    191,782   $    373,447   $    337,175
                                                  ============   ============   ============   ============
Earnings Per Share ............................          $ .19          $ .19          $ .37          $ .33
                                                         =====          =====          =====          =====
Weighted Average Number of Shares .............      1,004,955      1,010,120        997,685      1,010,120
                                                  ============   ============   ============   ============


                     The accompanying notes are an integral
                       part of these financial statements.

                          AUBURN BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                         Six Months Ended June 30, 1996
                        and Year Ended December 31, 1995

                                                                                       Unrealized
                                                                                     (Loss)Gain on
                                                                                       Available-
                                                                                        for-Sale
                                                  Common Stock           Retained      Investment
                                             Shares         Amount       Earnings      Securities        Total
                                         ------------   ------------   ------------   ------------   ------------

Balance,
  January 1, 1995 .....................     1,041,053   $  5,525,420   $  2,064,511   $   (114,785)  $  7,475,146

Cash Dividend
  $.30 per Share ......................                                    (312,317)                     (312,317)

Stock Options Exercised
  and Related Tax
  Benefits ............................           723          4,228                                        4,228

Redemption of Common
  Stock ...............................       (56,278)      (422,147)                                    (422,147)

Net Income ............................                                     879,685                       879,685

Net Change in Unreal-
  ized (Loss) Gain on
  Available-for-Sale
  Investment Securi-
  ties, Net of Taxes ..................                                                    175,081        175,081
                                         ------------   ------------   ------------   ------------   ------------
  Balance,
    December 31, 1995 .................       985,498      5,107,501      2,631,879         60,296      7,799,676

Stock Options Exercised ...............        19,457        104,166                                      104,166

Cash Dividend
  $.32 per Share ......................                                    (321,586)                     (321,586)

Net Income ............................                                     373,447                       373,447

Net Change in Unrealized
  Gain on Available-
  for-Sale Investment
  Securities, Net of
  Taxes ...............................                                                    (56,545)       (56,545)
                                         ------------   ------------   ------------   ------------   ------------
  Balance,
    June 30, 1996 .....................     1,004,955   $  5,211,667      2,683,740   $      3,751   $  7,899,158
                                         ============   ============   ============   ============   ============

                     The accompanying notes are an integral
                       part of these financial statements.

                          AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 Six Month Periods Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                         1996          1995
                                                    ------------   ------------
Cash Flows from Operating Activities:

Net Income ...................................      $    373,447   $    337,175
Adjustments to Reconcile Net
Income to Net Cash Used in
Operating Activities:
Depreciation and Amortization ................           206,927        231,278
Provision for Loan Losses ....................            70,000         10,000
Net Gain on Sale of Fixed Assets .............            (9,174)
Loss on Sale of Other Real Estate ............            14,183
Increase (Decrease) in Deferred Loan
Origination Fees and Costs, Net ..............             9,601        (45,173)
Net Increase in Unamortized Discount on
Retained Portion of Sold Loans ...............            35,305         14,269
Net Increase in the Present Value of
Future Servicing Income ......................           (20,831)        (1,957)
Increase in Loans Held for Sale ..............        (2,031,739)    (3,291,333)
Increase in Accrued Interest Receivable
and Other Assets .............................          (305,551)      (354,944)
(Decrease) Increase in Accrued Interest
Payable and Other Liabilities ................           (10,353)       133,129
                                                    ------------   ------------
Net Cash Used in Operating
Activities ...................................        (1,668,185)    (2,967,556)
                                                    ------------   ------------



Cash Flows From Investing Activities:

Purchase of Available-for-Sale
Investment Securities ........................          (493,836)
Proceeds from Matured Available-
for-Sale Investment Securities ...............           500,000
Net Increase in Loans ........................        (6,227,685)    (1,251,087)
Proceeds from Sale of Other Real Estate ......            69,437
Proceeds from Sale of Fixed Assets ...........            18,292          3,795
Purchases of Bank Premises and
Equipment ....................................           (48,535)       (39,798)
                                                    ------------   ------------
Net Cash Used in
Investing Activities .........................        (6,182,327)    (1,287,090)
                                                    ------------   ------------


                     The accompanying notes are an integral
                       part of these financial statements.

                                   (Continued)

                          AUBURN BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                 Six Month Periods Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                        1996           1995
                                                    ------------   ------------
Cash Flows from Financing Activities:

Net (Decrease) Increase in Demand,
Interest Bearing and Savings Deposits ........      $ (2,479,066)  $  3,946,572
Net Increase in Time Deposits ................         2,269,037      4,183,574
Principal Payments on Long-Term Debt .........           (16,174)       (14,860)
Payments to Redeem Common Stock ..............                         (422,147)
Proceeds from Exercise of Stock Options ......           104,166          3,398
Payments of Cash Dividends ...................          (321,586)      (312,317)
                                                    ------------   ------------
Net Cash (Used in) Provided by
Financing Activities .........................          (443,623)     7,384,220
                                                    ------------   ------------
(Decrease) Increase in Cash and
Cash Equivalents .............................        (8,294,135)     3,129,574

Cash and Cash Equivalents at Beginning
of Year ......................................        13,563,475     11,604,454
                                                    ------------   ------------
Cash and Cash Equivalents at End of Period ...      $  5,269,340   $ 14,734,028
                                                    ============   ============

Supplemental Disclosure of Cash
Flow Information:

Cash paid during the period for:
Interest Expense .............................      $    896,055   $    586,887
Income Taxes .................................      $    405,133   $    316,045

Non-Cash Investing Activities:

Real Estate Acquired through
Foreclosure ..................................                     $    203,611
Net Change in Unrealized Gain (Loss) on
Available-for-Sale Investment Securities .....      $    (98,154)  $    167,300


                     The accompanying notes are an integral
                       part of these financial statements.

                          AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

     The accounting and reporting policies of Auburn Bancorp (the Company) and its subsidiary conform with generally accepted accounting principles and prevailing practices within the banking industry.

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

     In May 1995, the Financial Accounting Standards Board issued SFAS 122, Accounting for Mortgage Servicing Rights. This Statement requires that the rights to service mortgage loans for others, whether those servicing rights are acquired through the purchase or origination of the related loans, be recognized as separate assets. In addition, capitalized mortgage servicing rights must be evaluated for impairment based on the fair value of the rights. The Bank adopted SFAS 122 on January 1, 1996. However, as of and for the six month period ended June 30, 1996, the activity associated with the Bank's mortgage servicing rights was not material.

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

                          AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                   (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loans Serviced For Others

     Loans with unpaid balances of approximately $53,414,000 and $50,329,000 were being serviced for others at June 30, 1996 and December 31, 1995, respectively.

2.   INVESTMENT SECURITIES

     The amortized cost and estimated market value of available-for-sale investment securities at June 30, 1996 and December 31, 1995 consisted of the following:


                                                              1996
                                      ---------------------------------------------------------
                                                       Gross           Gross        Estimated
                                       Amortized     Unrealized      Unrealized      Market
                                          Cost         Gains           Losses         Value
                                      ------------   ------------   ------------   ------------

     U.S. Treasury
     securities ...................   $    493,838   $        162                  $    494,000
     U.S. Government
     agencies .....................      3,000,000                                    3,000,000
     Obligations of states
     and political sub-
     divisions ....................      2,565,461          6,039                     2,571,500
     Federal Reserve Bank
     Stock ........................        140,500                                      140,500
                                      ------------   ------------   ------------   ------------
                                      $  6,199,799   $      6,201   $     --       $  6,206,000
                                      ============   ============   ============   ============

     Net unrealized gains on available-for-sale investment securities totaling $6,201 were recorded net of $2,450 in tax liabilities as a separate component of stockholders' equity. There were no sales or transfers of investment securities in 1996.


                                                              1995
                                      ---------------------------------------------------------
                                                       Gross           Gross        Estimated
                                       Amortized     Unrealized      Unrealized      Market
                                          Cost         Gains           Losses         Value
                                      ------------   ------------   ------------   ------

     U.S. Government
       agencies ...................   $  3,499,856   $     10,546   $       (402)  $  3,510,000
     Obligations of states
       and political sub-
       divisions ..................      2,571,789         94,211                     2,666,000
     Federal Reserve Bank
       Stock ......................        140,500                                      140,500
                                      ------------   ------------   ------------   ------------
                                      $  6,212,145   $    104,757   $       (402)  $  6,316,500
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

     The amortized cost and estimated market value of investment securities at June 30, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           June 30, 1996
                                                    ---------------------------
                                                         Available-for-Sale
                                                    ---------------------------
                                                                     Estimated
                                                       Amortized      Market
                                                          Cost         Value
                                                    ------------   ------------
     Due in one year
       or less ...................................  $  4,493,838   $  4,496,500

     Due after five
       years through
       ten years .................................     1,565,461      1,569,000

     Federal Reserve
       Bank stock ................................       140,500        140,500
                                                    ------------   ------------
                                                    $  6,199,799   $  6,206,000
                                                    ============   ============

                          AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                   (Continued)


3.   LOANS

     Outstanding loans at June 30, 1996 and December 31, 1995 are summarized below:

                                                       June 30,    December 31,
                                                        1996           1995
                                                    ------------   ------------
     Commercial .............................       $  8,866,184   $  7,901,397
     Real estate - mortgage .................         36,055,191     32,282,575
     Real estate - construction .............          3,323,433      2,791,456
     Installment ............................          3,980,613      3,092,672
                                                    ------------   ------------
                                                      52,225,421     46,068,100
     Deferred loan fees .....................           (107,989)       (98,388)
     Allowance for loan losses ..............           (767,423)      (732,483)
                                                    ------------   ------------
                                                    $ 51,350,009   $ 45,237,229
                                                    ============   ============

     Changes in the allowance for loan losses were as follows:

                                                    Six Months Ended June 30,   December 31,
                                                       1996           1995           1995
                                                  ------------   ------------   ------------

     Balance, beginning of
       year .................................     $    732,483   $    741,323   $    741,323
     Provision charged to
       operations ...........................           70,000         10,000         70,000
     Losses charged to
       allowance ............................          (36,217)       (48,234)      (130,465)
     Recoveries .............................            1,157          2,384         51,625
                                                  ------------   ------------   ------------
          Balance, end of
            period ..........................     $    767,423   $    705,473   $    732,483
                                                  ============   ============   ============

     The recorded investment in loans that were considered to be impaired under SFAS 114 totaled $700,764 and $604,717 at June 30, 1996 and December 31, 1995, respectively. The related allowance for loan losses on these loans at June 30, 1996 and December 31, 1995 totaled $97,679 and $75,590, respectively. The average recorded investment in impaired loans during the quarter and six month period ended June 30, 1996 was approximately $612,588 and $599,914, respectively. For the quarter and six month period ended June 30, 1996 the Bank did not recognize any interest on impaired loans.

     Salaries and employee benefits totaling $146,533 and $260,305 have been deferred as loan origination costs for the six month period ended June 30, 1996 and year ended December 31, 1995, respectively.

                          AUBURN BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                   (Continued)


4.   COMMITMENTS

     Agreement and Plan of Reorganization

     On March 27, 1996, the Company entered into an Agreement and Plan of Reorganization whereby Auburn Bancorp ("Auburn") will be merged with and into ValliCorp Holdings, Inc.("ValliCorp"). The merger will be accounted for as a purchase. In connection with the merger, The Bank of Commerce, N.A., a wholly-owned subsidiary of Auburn, will be merged with and into ValliWide Bank, a wholly-owned subsidiary of ValliCorp. To effect the merger, each share of Auburn's common stock will be converted into .8209 shares of ValliCorp common stock, provided that the total number of ValliCorp shares to be issued does not exceed 926,768 shares. The conversion ratio will be adjusted downward if the total number of shares to be issued by ValliCorp for (1) the shares of Auburn common stock outstanding and (2) the number of shares of Auburn common stock available upon exercise of Auburn stock options assumed by ValliCorp exceeds this number. The merger is subject to the approval of the Federal Reserve Board and the Auburn stockholders and is subject to certain other conditions, to include the receipt of an opinion that the merger will qualify as a tax-free reorganization. Shareholders will vote on the Agreement at the Company's annual meeting to be held on September 6, 1996.

     Other Commitments

     At June 30, 1996 and December 31, 1995, the Bank had outstanding loan commitments and letters of credit totaling $10,683,000 and $11,478,000, respectively.

5.   RELATED PARTY TRANSACTIONS

     During the normal course of business, the Bank enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. Aggregate related party borrowings totaled $1,305,914 and $1,300,077 at June 30, 1996 and December 31, 1995, respectively.

6.   PROFIT SHARING PLAN

     Effective January 1, 1987, the Bank adopted The Bank of Commerce, N.A., 401(k) Profit Sharing Plan and Trust. The Plan was revised to a 401(k) Profit Sharing Stock Ownership Plan on January 1, 1995. The Plan is available to employees meeting certain service requirements. The Bank's contribution to the Plan is discretionary and is allocated in the same ratio as each participants compensation bears to total compensation of all participants. Such contributions may be made in cash or invested in shares of the Company's common stock and vest over a six-year period. Contributions to the profit sharing plan for the six months ended June 30, 1996 and 1995 totaled $24,000 and $39,000, respectively.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)
                       For the Quarter Ended June 30, 1996

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Total assets of $76.0 million at June 30, 1996 represents a nominal decline from the $76.1 million reported at December 31, 1995. However, the composition of the assets underwent significant changes as strong loan demand resulted in a shift from federal funds sold into loans.

Net loans totaled $51.4 million at June 30, 1996, representing a 13.5% increase from $45.2 million at December 31, 1995. Loans held for sale increased $2 million to $6.5 million at June 30, 1996 from $4.5 million at December 31, 1995. Total deposits remained relatively unchanged during the same period. However, time certificates of deposits increased 15.4% to $17.2 million at June 30, 1996 from $14.9 million at December 31, 1995. The loan to deposit ratio increased to 76.6% at June 30, 1996 from 67.3% at December 31, 1995. Federal funds sold decreased $7.6 million to $.7 million at June 30, 1996 from $8.3 million at December 31, 1995, providing the primary funding for growth in both portfolio loans and loans held for sale.

In Management's opinion, the allowance for loan losses, totaling $767,423 at June 30, 1996, adequately provides for possible loan losses. The allowance represents 1.5% of gross loans outstanding at the end of the second quarter of 1996.

The Company declared a cash dividend of $.32 per share on February 14, 1996, which was paid on March 29, 1996 to shareholders of record on March 15, 1996. This compares to the cash dividend of $.30 per share paid during the first quarter of 1995.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established the following capital levels for determining that a bank meets the highest capital standards and is determined to be a "well capitalized" institution:

                                         June 30,      June 30,    December 31,
                                           1996          1995          1995
                                       ------------  ------------  ------------
Total Risk-Based Capital Ratio
      Regulatory Requirement ...........   10.0%          10.0%          10.0%
      Bank Ratio .......................   12.9%          12.9%          13.1%
Tier 1 Risk-Based Capital Ratio
      Regulatory Requirement ...........    6.0%           6.0%           6.0%
      Bank Ratio .......................   11.6%          10.9%          11.8%
Leverage Ratio
      Regulatory Requirement ...........    5.0%           5.0%           5.0%
      Bank Ratio .......................    9.2%           8.8%           9.1%

As noted in the above schedule, The Bank of Commerce, N.A. meets all the regulatory capital requirements of a "well capitalized" institution.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                       For the Quarter Ended June 30, 1996


PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Financial Condition (Continued)

On  March  27,  1996,  the  Company  entered  into  an  Agreement  and  Plan  of
Reorganization whereby Auburn Bancorp ("Auburn") will be merged with and into ValliCorp Holdings, Inc. ("ValliCorp"). The merger will be accounted for as a purchase and is expected to be completed late in the third quarter of 1996. In connection with the merger, The Bank of Commerce, N.A., a wholly-owned subsidiary of Auburn, will be merged with and into ValliWide Bank, a wholly-owned subsidiary of ValliCorp. The resulting bank will be called ValliWide Bank upon consummation of the transaction.

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

To effect the merger,  each share of Auburn common stock will be converted  into
 .8209 shares of ValliCorp common stock, provided that the total number of ValliCorp shares to be issued does not exceed 926,768 shares. The conversion ratio will be adjusted downward if the total number of shares to be issued by ValliCorp for (1) the shares of Auburn common stock outstanding and (2) the number of shares of Auburn common stock available upon exercise of Auburn stock options assumed by ValliCorp exceeds this number. The merger is subject to the approval of the Federal Reserve Board and the Auburn stockholders and is subject to certain other conditions, to include the receipt of an opinion that the merger will qualify as a tax free reorganization. The Auburn stockholders will vote on the merger at the annual meeting to be held on September 6, 1996.

Results of Operations for the Quarter Ended June 30, 1996

Interest income increased 7.5% to $1,607,087 for the quarter ended June 30, 1996 from $1,494,539 for the quarter ended June 30, 1995. Although overall interest rates were lower in the second quarter of 1996 compared to the same period in 1995, interest income increased as a result of greater average outstanding loan balances.

Interest expense increased 5.7% to $441,699 for the quarter ended June 30, 1996 from $417,745 for the quarter ended June 30, 1995. The increase in interest expense is primarily the result of increases in the level of time certificates of deposit.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                       For the Quarter Ended June 30, 1996


PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations for the Quarter Ended June 30, 1996 (Continued)

Non-interest income increased 44% to $441,759 for the quarter ended June 30, 1996 from $306,695 for the quarter ended June 30, 1995. Service charges increased 25.6% to $120,233 for the quarter ended June 30, 1996 from $95,739 for the quarter ended June 30, 1995. The primary reason for this increase was an increase in the service charge schedules for checking and savings accounts. In addition, loan servicing income increased 21.9% to $99,344 for the quarter ended June 30, 1996 from $81,530 for the quarter ended June 30, 1995 due to continued growth in the servicing portfolio of SBA loans. Gains on the sale of loans increased 74.1% or $85,375 for the same period as SBA loan originations and sales increased.

The allocation to the Provision for Loan Losses for the second quarter of 1996 was $40,000 compared to $10,000 in the second quarter of 1995. This increase was due to the increase in loans outstanding at June 30, 1996 of $7.3 million over loans outstanding at June 30, 1995. Net charge-offs for the quarter ended June 30, 1996 totaled $35,060 as compared to net charge-offs which totaled $45,850 for the same period in 1995.

Other expenses increased 19.0% to $1,219,017 for the quarter ended June 30, 1996 from $1,024,107 for the quarter ended June 30, 1995. The increase is primarily a result of increased salary and benefit expenses relating to employee severance payments in anticipation of the proposed merger.

Net income for the quarter ended June 30, 1996 totaled $186,730 as compared to net income of $191,782 for the quarter ended June 30, 1995. Increases in net interest income, gain on the sale of loans, and service charges, were offset by a greater provision for loan losses and increased salary and benefits expense.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                       For the Quarter Ended June 30, 1996

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations for the Six Months Ended June 30, 1996

Interest income increased 5.66% to $3,098,698 for the six month period ended June 30, 1996 from $2,932,755 for the six month period ended June 30, 1995. The increased interest income on loans and investments was primarily due to an increase in average loans outstanding offsetting slightly lower interest rates. Interest income on loans held for sale increased in the first half of 1996 as the average outstanding loan balance increased substantially over the same period in 1995.

Interest expense increased 9.4% to $864,630 for the six month period ended June 30, 1996 from $790,411 for the six month period ended June 30, 1995. Although total deposits remained relatively unchanged from June 30, 1995, the composition changed. Increased interest expense in the first half of 1996 reflects the shift in the Bank's deposit base towards certificates of deposit which earn a higher rate of interest than the Bank's other deposit products.

The following table reflects repricing options that are included in the balance sheet that are sensitive to changes in interest rate. At June 30, 1996, the cumulative one-year gap was a negative $20.4 million, representing 31.2% of earning assets. This means that $20.4 million of earning assets should reprice slower than sources of funds reprice in a one year time horizon. The negative gap position indicates that the Bank's net interest margin should decrease in a period of rising interest rates and increase in a period of falling interest rates. However, the relationship is not always accurate as interest rates paid on deposits have historically lagged behind changes in interest rates earned on the Bank's assets.

                                1-90 days   91-365 days     1-5 years    5-10 years     10+ years
                              -----------   -----------   -----------   -----------   -----------

Earning Assets                $    44,714   $     1,419   $    10,078   $     6,341   $     2,835
Net sources                        55,614        10,949           474             0           540
Incremental gap                   (10,900)       (9,530)        9,604         6,341         2,295
Cumulative gap                    (10,900)      (20,430)      (10,826)       (4,485)       (2,190)
% of earning assets                 (16.7)        (31.2)        (16.6)         (6.9)         (3.4)

Non-interest income increased 30.9% to $791,708 for the first six months of 1996 from $604,838 for the first six months of 1995. Service charges increased 41.2% to $240,802 for the first six months of 1996 from $170,604 for the same period in 1995. The primary reason for this increase was an increase in the service charge schedules for checking and savings accounts. In addition, loan servicing income increased 32.4% to $221,729 for the first six months of 1996 from $167,524 for the first six months of 1995 due to continued growth in the servicing portfolio of SBA loans. Originations and sales of SBA loans increased in the first half of 1996, providing an additional $47,024 in gains on sale over the same period in 1995.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                       For the Quarter Ended June 30, 1996

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations for the Six Months Ended June 30, 1996 (Continued)

The allocation to the Provision for Loan Losses for the first six months of 1996 was $70,000. The allocation for the same period in 1995 was $10,000. The increase was due to the increase in loans outstanding at June 30, 1996 of $7.3 million over loans outstanding at June 30, 1995. Net charge-offs for the six month period ended June 30, 1996 totaled $35,060 as compared to $45,850 for the same period in 1995.

Other expenses increased 7.6% to $2,282,829 for the first six months of 1996 from $2,121,807 for the six month period ended June 30, 1995. Severance expenses related to the proposed merger make up the majority of this increase. Salaries and benefit expense increased $201,975 over the same period in 1995.

Net income for the six months ended June 30, 1996 totaled $373,447 as compared to net income of $337,175 for the six months ended June 30, 1995. A 4.3% increase in net interest income and 30.9% increase in non interest income offset a 7.6% increase in other expenses to achieve a 10.8% increase in net income.

                          AUBURN BANCORP AND SUBSIDIARY

                                    FORM 10-Q
                                   (Continued)

                       For the Quarter Ended June 30, 1996

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

                       For the Quarter Ended June 30, 1996



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 14, 1996


                                       AUBURN BANCORP





                                       By    /s/  JOHN G. BRINER
                                           -----------------------------
                                             President,
                                             Chief Executive Officer and
                                             Chief Accounting Officer